Form 10-K
period 1999-12-31
MUZAK LLC; MUZAK FINANCE CORP
filed 2000-03-30
CIK 1085321, 1086484

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
For the fiscal year ended December 31, 1999

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934


                       Commission file number: 333-78571
                                 333-78571-01




                                   MUZAK LLC

                              MUZAK FINANCE CORP
           (Exact Name of Registrants as Specified in their charter)

              DELAWARE                              04-3433729
              DELAWARE                             APPLIED FOR
  (State or Other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)              Identification No.)

                        5550 77 CENTER DRIVE SUITE 380
                              CHARLOTTE, NC 28217
                                (704) 559-5277
                        (Address, Including Zip Code and
                     Telephone Number including Area Code
                 of Registrants' Principal Executive Offices)


                                ---------------
Securities registered pursuant to Section 12(g) of the Act: 9 7/8% Senior Notes due 2009

       Securities registered pursuant to Section 12(b) of the Act: None

     Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Muzak Finance Corporation meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   MUZAK LLC
                               MUZAK FINANCE CORP

                                FORM 10-K INDEX



                                                                                                            PAGE
                                                                                                           -----
Part I
 Item 1.     Business ..................................................................................     3
 Item 2.     Properties ................................................................................     7
 Item 3.     Legal Proceedings .........................................................................     7
 Item 4.     Submission of Matters to a Vote of Security Holders .......................................     8
Part II
 Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters .....................     8
 Item 6.     Selected Financial Data ...................................................................     9
 Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations .....     9
 Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ................................    17
 Item 8.     Financial Statements and Supplementary Data ...............................................    17
 Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......    17
Part III
 Item 10.    Directors and Executive Officers of the Registrants .......................................    18
 Item 11.    Executive Compensation ....................................................................    20
 Item 12.    Security Ownership of Certain Beneficial Owners and Management ............................    21
 Item 13.    Certain Relationships and Related Transactions ............................................    22
Part IV
 Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........................    25

SAFE HARBOR STATEMENT

     This Form 10-K contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

     Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-K include industry-based factors such as the level of competition in the business music industry, changes in consumer preference, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, as well as factors more specific to the Company such as the substantial leverage of the Company, limitations imposed by the Company's debt facilities, and changes made in connection with the integration of operations acquired by the Company.

                                    PART I

ITEM 1. BUSINESS

GENERAL

     Muzak LLC (the "Company") is the leading provider of business music programming in the United States based on market share. Together with its independent franchisees, the Company serves an installed base of approximately 300,000 business locations nationwide. The Company and its independent franchisees also sell, install and maintain electronic equipment related to the Company's business.

     The Company's nationwide network divides the country into 168 territories, of which 50 are served by the Company's owned operations, and the remaining 118 are served by the Company's independent franchisees. The independent franchisees have exclusive licenses to sell the Company's products and to use the Company's trademarks in their territories. The Company is a wholly owned subsidiary of Muzak Holdings LLC (the "Parent"), previously known as ACN Holdings, LLC. As of December 31, 1999, ABRY Partners, LLC and its respective affiliates collectively own approximately 68% of the voting interests in the Parent. All of the operating activities are conducted through the Company and its subsidiaries.

     The Company's customers typically enter into a noncancelable five-year contract that renews automatically for at least one five-year term unless specifically terminated at the initial contract expiration date. The average length of service per customer is approximately 12 years. The Company typically makes an initial one-time installation investment per location, in exchange for recurring monthly fees. For music clients generated by the independent franchisees, the Company receives a net monthly royalty fee for each client location in exchange for music programming. The Company does not incur a capital outlay for a new client location generated by a independent franchisee.



DEVELOPMENTS

ACQUISITIONS

     The Company was formed on August 28, 1998 as ACN Operating LLC and in October 1998 changed its name to Audio Communications Network, LLC ("ACN"). On October 7, 1998 ACN acquired the independent franchisees in the Baltimore, Charlotte, Hillsborough, Kansas City, St. Louis, Jacksonville, Phoenix, and Fresno areas from Audio Communications Network, Inc. (the "Predecessor Company"). On March 18, 1999, Muzak Limited Partnership ("Old Muzak") merged with and into ACN. At the time of the merger, ACN changed its name to Muzak LLC. Under the terms of the agreement, the Company paid total consideration of $274.2 million, which is comprised of the following: $125.5 million cash consideration, $114.9 million consideration in the tender offer and consent solicitation for the 10% Senior Notes due 2003 of Old Muzak, $15.9 million for debt repayment of Old Muzak outstanding obligations and assumed $17.9 million of other obligations. In addition, at the time of the merger, the Company repaid $42.4 million ACN borrowed from ABRY Broadcast Partners in October 1998 in connection with the acquisition of the Company's independent franchisees from the Predecessor Company.

     In 1999, prior to the merger, the Company made the following acquisitions:


   o On January 15, 1999, the Company acquired all of the outstanding stock of Business Sound, Inc. for approximately $4.1 million which included 3,661 Class A units of the Parent. Business Sound was the Company's independent franchisee for the New Orleans, Louisiana and Mobile, Alabama areas.

   o On February 24, 1999, the Company acquired all of the outstanding stock of Electro Systems for approximately $0.7 million, which included 650 Class A units of the Parent, and assumed certain non-recourse debt. Electro Systems was the Company's independent franchisee located in Panama City, Florida.

     The Company made thirteen acquisitions between the merger of Old Muzak and ACN on March 18, 1999 and December 31, 1999. The table below provides information regarding these acquisitions (in millions, except for number of Parent units).



                                                            ACQUIRED ASSETS                       ACQUIRED         ACQUIRED
DATE                  PURCHASE PRICE (5)                       OR STOCK                           BUSINESS         MARKETS
-------------------- -------------------- -------------------------------------------------- ----------------- ---------------
 March 18, 1999       $ 18.1 (1)          Net assets of Capstar Broadcasting Corporation's   Independent       Georgia,
                                          independent franchisee                             franchisee        Florida
 April 1, 1999        $  0.2              Net assets of Custom On Hold Services Inc          Audio Marketing   Washington
 May 1, 1999          $  3.2 (2)          Net assets of Capstar Broadcasting Corporation's   Independent       Nebraska
                                          independent franchisee                             franchisee
 June 1, 1999         $  6.9              Net assets of Advertising on Hold, Inc             Audio Marketing   Florida,
                                                                                                               Georgia,
                                                                                                               North Carolina
 June 1, 1999         $  0.8              Net assets of CustomTronics Sound                  Business Music    California
 July 1, 1999         $  0.9              Net assets of Penobscot Broadcasting Corporation   Independent       Maine
                                                                                             franchisee
 August 1, 1999       $  1.3              Net assets of LaBov and Beyond, Inc                Audio Marketing   Indiana
 August 1, 1999       $  3.5              Net assets of US West Communications Services,     Audio Marketing   National
                                          Inc's Please Hold Promotions
 September 1, 1999    $  4.7              Stock of Broadcast International, Inc              Business Music    National
 October 1, 1999      $ 10.3              Net assets of Midwest Systems and Services, Inc    Business Music    Illinois,
                                                                                                               Indiana,
                                                                                                               Ohio,
                                                                                                               West Virginia
 November 1, 1999     $  2.9              Net assets of A & D Music, Inc                     Independent       Oregon
                                                                                             franchisee
 November 1, 1999     $  7.9 (3)          Stock of Audio Environment, Inc and Background     Independent       California
                                          Music Broadcasters Inc                             franchisee
 December 1, 1999     $ 13.2 (4)          Net assets of MountainWest Audio, Inc              Independent       Utah,
                                                                                             franchisee        Idaho,
                                                                                                               Washington

---------
(1) Total Purchase Price includes 13,535 Class A units of the Parent.

(2) The Parent acquired Capstar Broadcasting Corporation's ("Capstar") independent franchisees located in Atlanta, Albany, and Macon, Georgia, Ft Myers, Florida and Omaha Nebraska. The total consideration was accounted for as an equity contribution to the Company. The purchase price includes 2,385 Class A units of the Parent.

(3) Total purchase price includes 100 Class A units of the Parent.

(4) The Company paid $3.1 million of the purchase price of Mountain West Audio as of December 31, 1999. In February 2000, the Company paid the remaining purchase price, which included 456 Class A units of the Parent.

(5) The purchase price does not include transaction costs.


FINANCING DEVELOPMENTS

     From July 1, 1999 through November 24, 1999, the Company issued 15% junior subordinated unsecured notes (the "ABRY Notes") to MEM Holdings, LLC in an aggregate amount of $30.0 million. MEM Holdings is a holdings company that owns 68% of the voting interests in the Parent. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

     On July 14, 1999, the Company increased its borrowings under the Term Loan B of the Senior Credit Facility by $30.0 million, for a total amount borrowed under Term Loan B of $135.0 million.

     In January 2000, the Company entered into an indenture for up to $50.0 million Senior Subordinated Floating Rate Notes (the "Floating Rate Notes"). The Floating Rate Notes will be available for drawdowns until July 31, 2000. As of March 29, 2000, $25.0 million of the Floating Rate Notes were outstanding. Proceeds from the issuance of Floating Rate Notes will be used to fund acquisitions.

PRODUCTS

     The Company's core product is Audio Architecture, and complementary products include Audio marketing and Video Architecture. The Company believes that the products assist customers in strengthening their brand images and enhancing the experiences of their customers.

     Audio Architecture is the art of creating business music programming designed to enhance a client's brand image. The Company has an in-house staff of audio architects that analyzes a variety of music to develop and maintain 60 core music programs in 10 genres that appeal to a wide range of tastes. Programs include current top-of-the-charts hits to jazz, classic rock, urban, country, Latin, classical music and others. The Company's audio architects update the music programs on a daily basis, incorporating the continuous release of new music recordings and drawing from the Company's extensive music library. In designing the music programs, the audio architects use proprietary computer software that allows them to efficiently access the extensive library, avoid repeated songs and manage tempo and music variety to provide customers with high quality, seamlessly arranged programs.

     As a complement to Audio Architecture, the Company's marketing on hold creates customized music and messages that allow customers' telephone systems to deliver targeted music and messaging during their customers time on hold. The Company has the in-house capability to write, edit, produce and duplicate messages. The Company's fully integrated sound studios and editing and tape duplication facilities provide flexibility in responding to client's needs.

     Video Architecture is video programming designed to enhance the brand personality of the Company's customers by entertaining, informing and captivating their customers. The Company has a library of video programs from which customer specific programming is produced.

     The Company's net sales of Audio Architecture, Audio marketing and Video Architecture were $65.4 million, $8.6 million, and $2.2 million, respectively in 1999.

     In connection with the sale of Audio Architecture, Audio marketing, and Video Architecture products, the Company sells and leases various audio and video system-related products, principally sound systems. As part of a typical music programming contract, the Company provides music receiving or playback equipment to its customers. The Company's music clients generally purchase or lease audio equipment that supplements the music receiving or playback equipment. The Company also sells, installs, and maintains non-music related equipment, such as intercom, paging and drive-thru systems.


CUSTOMERS

     The Company provides its products to numerous types of businesses including specialty retailers, restaurants, department stores, supermarkets, drug stores, financial institutions, hotels, golf clubs, health and fitness centers, business offices, manufacturing facilities, and medical centers. During 1999, none of the Company's customers represented more than 2% of revenues, and less than 2% of revenues were for services provided to customers located outside of the United States. However, the Company has 16 independent franchisees located outside the United States that serve areas in Canada, Mexico, Bermuda, Japan, Indonesia, New Zealand, Europe, and Peru.


NATIONWIDE AFFILIATE NETWORK

     The Company has a nationwide network that divides the country into 168 affiliate territories, of which 50 are served by the Company's owned operations and the remaining 118 are served by the Company's independent franchisees. The Company's owned operations generally operate in the larger and the more populated territories. The Company's business relationships with its independent franchisees are governed by independent affiliate agreements that have ten-year renewable terms. In exchange for the exclusive right to offer and sell the Company's products, the independent franchisees pay a monthly fee based on the number of businesses within its territory. In addition, the Company also receives a royalty or a wholesale fee depending on the type of product sold.


DISTRIBUTION SYSTEMS

     The Company transmits its offerings through various mediums including direct broadcast satellite transmission, local broadcast transmission, audio and videotapes and compact discs. During 1999, the Company served its customer locations through the following means: approximately 61% through direct broadcast satellite transmission, approximately 29% through local broadcast technology, and approximately 10% through on-premises tapes or compact discs.

     The Company's transmissions via direct broadcast satellite to customers are primarily from transponders leased from Microspace and EchoStar Satellite Corporation ("EchoStar"). Microspace provides the Company with facilities for uplink transmission of medium-powered direct broadcast satellite signals to the transponders. Microspace, in turn, leases its transponder capacity on satellites operated by third parties. The term of the Company's principal transponder lease with Microspace is projected to end in 2005.

     The Company also furnishes music channels to commercial and residential subscribers over EchoStar's satellite system. The Company furnishes 60 music channels to commercial subscribers and 30 music channels to residential subscribers over EchoStar's satellite system. Pursuant to the agreements with EchoStar, EchoStar pays the Company a programming fee for each of its residential subscribers and pays the Company's independent franchisees a commission for sales made by EchoStar or its agents to commercial subscribers in an affiliate's territory. The Company pays EchoStar a fee for uplink transmission of music channels to its customers and rents space at EchoStar's Cheyenne, Wyoming uplink facility. The Company also pays EchoStar a royalty and combined access fees on music programs sold by the Company which are distributed by EchoStar to commercial subscribers. EchoStar has the right to cancel its distribution of the 30 music programs to residential subscribers at any time upon 60 days notice. Upon such cancellation, EchoStar must pay the Company the depreciated book value of its capital investment in equipment to support the residential music channels and continue to provide 2.4 megahertz of transponder capacity for use in serving commercial subscribers. In such event, the Company would only be able to provide 30 music programs and would need to lease other transponder space in order to continue providing the other 30 music programs. The Company would also lose the programming fee generated by EchoStar's residential subscribers. The Company's agreements with EchoStar are projected to end in 2010.

     During the first quarter of 2000, EchoStar approached the Company and expressed a desire to reassess the business terms that pertain to EchoStar's distribution of the residential music channels. The Company and EchoStar are in the process of negotiating an understanding in which the programming fees earned by the Company and paid by EchoStar in connection with the residential music channels may be eliminated in consideration for a long-term supply agreement with respect to satellite services. The Company expects to conclude negotiations prior to the third quarter of 2000.


COMPETITION

     The Company competes with many local, regional, national and international providers of business music and business services. National competitors include AEI Music Network, Inc., DMX, Inc. and Music Choice. Local and regional competitors are typically smaller entities that target businesses with few locations. Some of the Company's competitors may have substantially greater financial, technical, personnel or other resources than the Company.

     There are numerous methods by which our existing and future competitors deliver programming, including various forms of DBS services, wireless cable, fiber optic cable, digital compression over existing telephone lines, advance television broadcast channels, Digital Audio Radio Service ("DARS"), and the Internet. The Company may not be able to compete successfully with existing or potential new competitors, maintain or increase current market share, compete effectively with competitors that adopt new delivery methods and technologies, or keep pace with discoveries or improvements in the communications, media and entertainment industries such that existing technologies or delivery systems on which the Company relies will not become obsolete. In addition, the terms of the Company's debt impose operational and financial restrictions that may inhibit the Company's ability to compete.

     The Company principally competes on the basis of service, the quality and variety of music programs, versatility and flexibility, the availability of non-music services and, to a lesser extent, price. Even though the Company is seldom the lowest-priced provider of business music in a territory, the Company believes it can compete effectively on all these bases due to widespread recognition of the MUZAK(R) trademark, the Company's nationwide network, the quality and variety of music programming, the talent of the Company's audio architects and the Company's multiple delivery systems.


SALES AND MARKETING

     The Company employs a direct sales process in marketing products, which is focused on securing new client contracts and renewing existing contracts. Customer agreements typically have a non-cancelable term of five years and renew automatically for at least one additional five-year term unless specifically terminated at the initial contract expiration date. Repeat clients comprise the core of the account base. The Company has local, national, and regional sales forces. Local account executives typically focus on customers that have fewer than 50 locations.

MUSIC LICENSES

     The Company licenses rights to rerecord and distribute music from a variety of sources and pays royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), and the Society of European Stage Authors and Composers ("SESAC").

     The industry-wide agreement between business music providers and BMI expired in December 1993. Since this time the Company has been operating under an interim agreement pursuant to which the Company has continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. The industry wide agreement between business music providers and ASCAP expired in May 1999. Negotiations between ASCAP and the Company began in June 1999, and the Company has continued to pay ASCAP royalties at the 1999 rates. In 1999, the Company paid approximately $4.1 million in royalties to ASCAP and BMI.

     The Company is involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable by the Company and its owned operations as well as licensed independent franchisees to BMI. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to December 31, 1999, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. The Company vigorously contests BMI's assessment. The eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. A trial date has not been set.


GOVERNMENT REGULATION

     The Company is subject to governmental regulation by the United States and the governments of other countries in which it provides services. The Company provides music services in a few areas in the United States through 928 to 960 megahertz frequencies licensed by the Federal Communications Commission ("FCC"). Additionally, the FCC licenses the frequencies used by satellites on which the Company transmits direct broadcast satellite services in the United States. If the FCC or any other person revokes or refuses to extend any of these licenses, the Company would be required to seek alternative transmission facilities. Laws, regulations and policy, or changes therein, in other countries could also adversely affect the Company's existing services or restrict the growth of its business in these countries.


EMPLOYEES

     As of December 31, 1999, the Company had 1,286 full-time and 38 part-time employees. Approximately 100 of the technical and service personnel are covered by eight union contracts, all of which are with the International Brotherhood of Electrical Workers. All of the contracts, with the exception of one, expire on dates ranging from October 31, 2000 to January 31, 2003. One of the International Brotherhood of Electrical Workers contracts that covers less than 10 employees expired on February 28, 2000 and the Company is in the process of negotiating a replacement agreement. Management believes that the Company's relations with its employees and with the unions that represent them are generally good.


ITEM 2. PROPERTIES

     The Company's headquarters are located in Charlotte, North Carolina and consist of approximately 10,000 square feet. As of December 31, 1999, the Company also occupied approximately 80,000 square feet in Seattle, Washington which served as Old Muzak's headquarters. In order to achieve operational efficiencies and consolidate geographically disbursed business units, the Company decided to relocate its headquarters to Fort Mill, South Carolina and has entered into a lease which obligates the landlord to construct a 100,000 square foot facility in Fort Mill, South Carolina which will accommodate the Company's headquarters, the Charlotte owned operation, and several of its other divisions. The facility is currently under construction and is expected to be completed during the third quarter of 2000. The Company has approximately 55 local sales offices in various locations, office and satellite uplink facilities in Raleigh, North Carolina and Cheyenne, Wyoming and warehouses in various locations. Approximately 95% of the total square footage of these facilities is leased and the remainder is owned. In January 2000, the Company entered into a lease for approximately 29,000 square feet to accommodate additional headquarter employees on a temporary basis in Charlotte, North Carolina. The Company believes that its facilities are sufficient to meet existing needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various proceedings in the ordinary course of business. Except as described below, management believes that such proceedings are routine in nature and incidental to the conduct of its business, and that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is a wholly owned subsidiary of the Parent. The Parent does not have an established public trading market for its equity securities. The equity securities of the Parent are held by MEM Holdings LLC, CBC Acquisition Company, Inc., and by current or former management. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

     The Company's bank agreement, the indentures with respect to the Senior Subordinated and Floating Rate Notes of the Company, and the indenture with respect to the Parent's Senior Discount Notes restrict the ability of the Company and the Parent to make dividends and distributions in respect of their equity.

     During 1999, the Parent issued its membership units in the following transactions:

   o In January, the Parent issued 3,661 Class A Units to MEM Holdings LLC in connection with the Company's acquisition of Business Sound.

   o In February, the Parent issued 650 Class A Units to MEM Holdings LLC in connection with the Company's acquisition of Electro Systems.

   o In March, the Parent issued:

   o 17,836.88 Class A Units to MEM Holdings LLC, 850 Class A Units to management, and 2,876.334 Class B-4 Units to Music Holdings Corp. in connection with the Muzak, L.P. merger;

   o 13,535.432 Class A Units to Capstar Broadcasting Corporation in connection with the acquisition of the Georgia and Florida Capstar franchisees;

   o 3,037.63 Class A Units to holders of Class A Units at such time as a yield on such Class A Units;

   o 101.25 Class A Units to management holders of Class A Units as a yield on the Class A Units held at such time; and

   o 1,154.885 Class A Units, 2,484 Class B-1 Units, 2,501 Class B-2 Units, 2,515 Class B-3 Units and 25.883 Class B-4 Units to members of management.

   o In May, the Parent issued 2,385.483 Class A Units to Capstar Broadcasting Corporation and 0.886 Class B-4 Units to management and 98.51 B-4 units to Music Holdings Corp. in connection with the acquisition of the Omaha Capstar franchisee.

   o In November, the Parent issued 25 Class A Units to management and issued 100 Class A units to the principal shareholder of Audio Environments, Inc. and Background Music Broadcasters, Inc. in connection with this acquisition on November 1, 1999.

   o In November, Capstar Broadcasting Corporation transferred 15,920.915 Class A units to CBC Acquisition Company, Inc.

     All of such issuances were deemed exempt from registration under the Securities Act by virtue of Section 4(2) thereof, as transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below is Selected Financial Data for Muzak LLC ("the Company") for the period from October 7, 1998 to December 31, 1998 and for the year ended December 31, 1999 and for Audio Communications Network, Inc. (the "Predecessor Company") for the fiscal year ended December 31, 1997 and for the period from January 1, 1998 to October 6, 1998. As discussed above in "Item 1. Business", on October 7, 1998 ACN acquired Audio Communications Inc. ACN had no operations until it acquired Audio Communications Inc. in October 1998. In connection with the merger with Old Muzak on March 18, 1999, ACN changed its name to Muzak LLC.




                                                                                          PREDECESSOR COMPANY
                                                                                    -------------------------------
                                                                     PERIOD FROM       PERIOD FROM
                                                     YEAR ENDED    OCTOBER 7, 1998   JANUARY 1, 1998    YEAR ENDED
                                                    DECEMBER 31,   TO DECEMBER 31,    TO OCTOBER 6,    DECEMBER 31,
                                                        1999             1998              1998            1997
                                                   -------------- ----------------- ----------------- -------------
     STATEMENT OF OPERATIONS DATA:
     Net Sales ...................................   $ 130,016        $  5,914          $ 18,917        $ 17,552
     Gross Profit ................................      81,697           3,358            10,711          10,383
     Income (Loss) from Operations ...............       2,723            (119)             (906)          1,213
     Interest expense, net .......................      24,918           1,033             2,520           2,649
     Net Loss ....................................     (21,736)         (1,147)           (3,428)         (1,403)
     BALANCE SHEET DATA (AT PERIOD END):
     Total assets ................................   $ 494,274        $ 72,927          $ 43,854        $ 45,306
     Long-term debt, including current portion ...     338,114          42,677            34,589          32,952
     OTHER DATA:
     Capital expenditures for property and
     equipment .............................  ....   $  28,078        $  1,308          $  3,538        $    296
     EBITDA (1) ..................................   $  39,202           1,564             3,466           5,270

---------
(1) EBITDA represents earnings before deductions for net interest expense, income taxes, depreciation, and amortization. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is the leading provider of business music programming in the United States. Together with its independent franchisees, the Company serves an installed base of approximately 300,000 business locations nationwide. The Company and its independent franchisees also sell, install and maintain electronic equipment related to the Company's business.

     The Company was formed on August 28, 1998 as ACN Operating LLC and in October of 1998 changed its name to Audio Communications Network, LLC ("ACN"). On October 7, 1998 ACN acquired the independent franchisees in the Baltimore, Charlotte, Hillsborough, Kansas City, St. Louis, Jacksonville, Phoenix, and Fresno areas from Audio Communications Network, Inc. (the "Predecessor Company"). On March 18, 1999, Muzak Limited Partnership ("Old Muzak") merged with and into ACN. At the time of the merger, ACN changed its name to Muzak LLC. Under the terms of the agreement, the Company paid total consideration of $274.2 million, which consisted of the following: $125.5 million cash consideration, $114.9 million consideration in the tender offer and consent solicitation for the 10% Senior Notes due 2003 of Old Muzak, $15.9 million for debt repayment of Old Muzak outstanding obligations and assumed $17.9 million of other obligations. In addition, at the time of the merger, the Company repaid $42.4 million ACN borrowed from ABRY Broadcast Partners in October 1998 in connection with the acquisition of the Company's independent franchisees from the Predecessor Company. Since the merger, the Company and the Parent have acquired thirteen businesses for total consideration of $73.9 million, which included 16,476 Class A units of the Parent, including the acquisition of Capstar Broadcasting Corporation's ("Capstar") Atlanta, Albany, and Macon Georgia and Ft.Myers Florida independent franchisees on March 18, 1999.

     In 1999, prior to the merger, the Company made the following acquisitions:


   o On January 15, 1999, the Company acquired all of the outstanding stock of Business Sound, Inc. for approximately $4.1 million, which included 3,661 Class A units of the Parent. Business Sound was the Company's independent franchisee for the New Orleans, Louisiana and Mobile, Alabama areas.

   o On February 24, 1999, the Company acquired all of the outstanding stock of Electro Systems for approximately $0.7 million, which included 650 Class A units of the Parent, and assumed certain non-recourse debt of $2.4 million. Electro Systems was the Company's independent franchisee located in Panama City, Florida.

     The Company made thirteen acquisitions between the merger of Old Muzak and ACN on March 18, 1999 and December 31, 1999. The table below provides information regarding these acquisitions (in millions, except for number of Parent units).



                                                            ACQUIRED ASSETS                       ACQUIRED         ACQUIRED
DATE                  PURCHASE PRICE (5)                       OR STOCK                           BUSINESS         MARKETS
-------------------- -------------------- -------------------------------------------------- ----------------- ---------------
 March 18, 1999       $ 18.1 (1)          Net assets of Capstar Broadcasting Corporation's   Independent       Georgia,
                                          independent franchisee                             franchisee        Florida
 April 1, 1999        $  0.2              Net assets of Custom On Hold Services Inc          Audio Marketing   Washington
 May 1, 1999          $  3.2 (2)          Net assets of Capstar Broadcasting Corporation's   Independent       Georgia
                                          independent franchisee                             franchisee        Nebraska
                                                                                                               Florida
 June 1, 1999         $  6.9              Net assets of Advertising on Hold, Inc             Audio Marketing   Florida,
                                                                                                               Georgia,
                                                                                                               North Carolina
 June 1, 1999         $  0.8              Net assets of CustomTronics Sound                  Business Music    California
 July 1, 1999         $  0.9              Net assets of Penobscot Broadcasting Corporation   Independent       Maine
                                                                                             franchisee
 August 1, 1999       $  1.3              Net assets of LaBov and Beyond, Inc                Audio Marketing   Indiana
 August 1, 1999       $  3.5              Net assets of US West Communications Services,     Audio Marketing   National
                                          Inc's Please Hold Promotions
 September 1, 1999    $  4.7              Stock of Broadcast International, Inc              Business Music    National
 October 1, 1999      $ 10.3              Net assets of Midwest Systems and Services, Inc    Business Music    Illinois,
                                                                                                               Indiana,
                                                                                                               Ohio,
                                                                                                               West Virginia
 November 1, 1999     $  2.9              Net assets of A & D Music, Inc                     Independent       Oregon
                                                                                             franchisee
 November 1, 1999     $  7.9 (3)          Stock of Audio Environment, Inc and Background     Independent       California
                                          Music Broadcasters Inc                             franchisee
 December 1, 1999     $ 13.2 (4)          Net assets of MountainWest Audio, Inc              Independent       Utah,
                                                                                             franchisee        Idaho,
                                                                                                               Washington

---------
(1) Total purchase price included 13,535 Class A units of the Parent.

(2) The Parent acquired Capstar Broadcasting Corporation's ("Capstar") independent franchisees located in Atlanta, Albany, and Macon, Georgia, Ft Myers, Florida and Omaha, Nebraska. The total consideration was accounted for as an equity contribution to the Company and included 2,385 Class A units of the Parent.

(3) Total purchase price included 100 Class A units of the Parent.

(4) The Company paid $3.1 million of the purchase price of Mountain West Audio as of December 31, 1999. In February 2000, the Company paid the remaining purchase price, which included 456 Class A units of the Parent.

(5) The purchase price does not include transaction costs.


RECENT DEVELOPMENTS

ADDITIONAL FINANCING

     In January 2000, the Company entered into an indenture for up to $50.0 million Senior Subordinated Floating Rate Notes (the "Floating Rate Notes"). The Floating Rate Notes are available to be drawn up to $50.0 million in increments of no less than $2.5 million to fund acquisitions. The Floating Rate Notes will be available for drawdowns until July 31, 2000. Commitments on all amounts undrawn under the Floating Rate Notes by July 31, 2000 will expire and will be ineligible for future draw downs. The Floating Rate Notes may be redeemed at 100% if redeemed before July 31, 2000 and at 101.50% if redeemed August 1, 2000 through October 31, 2000. If the Company does not redeem the Floating Rate Notes by November 1, 2000, the Floating Rate Notes will automatically convert into fixed-rate permanent notes due March 2009. As of March 29, 2000, $25.0 million of the Floating Rate Notes were outstanding.

     Also, in February 2000, the Company received approximately $10.6 million in equity contributions from its members. The proceeds of the equity contributions will be used to make repayments on the revolving loan (as defined below) and to fund acquisitions and for general corporate purposes.


ACQUISITIONS

     On February 2, 2000, the Company acquired certain of the net assets of Quincy Broadcasting Company, a Delaware corporation, for approximately $0.4 million. Quincy Broadcasting Company was the Company's independent franchisee located in Quincy, Illinois.

     On February 2, 2000, the Company acquired certain of the assets and assumed certain obligations of General Communications Corporation ("On Hold America"), an Indiana corporation, for approximately $0.9 million. On Hold America was an audio marketing business serving areas primarily in Indiana, Georgia, Florida, and Ohio.

     On February 2, 2000, the Company acquired certain of the assets and certain obligations of Texas Sound Co. Ltd for approximately $0.4 million. Texas Sound Co. Ltd was a provider of business music and audio marketing services.

     On February 24, 2000, the Company acquired Telephone Audio Productions, Inc., ("Sold on Hold Communications"), a Texas corporation, for approximately $3.7 million. Sold on Hold Communications was an audio marketing and messaging business serving various markets in the United States.

     On March 24, 2000, the Company acquired the stock of Vortex Sound Communications Company, Inc., ("Vortex") for approximately $9.2 million, which included 802 Class A units of the Parent. Vortex was the Company's independent franchisee located in Washington, DC.


REVENUES AND EXPENSES

     The Company derives the majority of its revenues from the sale of business music products. The core product is AUDIO ARCHITECTURE and its two complementary products are AUDIO MARKETING and VIDEO ARCHITECTURE. These revenues are generated by clients, who pay monthly subscription fees under noncancelable five year contracts.

     The Company also derives revenues from the sale and lease of audio system-related products, principally sound systems and intercoms, to business music clients and other clients. In addition, the Company sells electronic equipment, such as proprietary tape playback equipment and other audio and video equipment to franchisees to support the sale of business music services. Installation, service and repair revenues consist principally of revenues from the installation of sound systems and other equipment that is not expressly part of a business music contract, such as paging, security and drive-through systems. These revenues also include revenue from the installation, service and repair of equipment installed under a business music contract. Music contract installation revenues are deferred and recognized over the term of the respective contracts.

     The cost of revenues for business services consists primarily of broadcast delivery, programming and licensing associated with providing music and other business programming to a client or a franchisee. The cost of revenues for equipment represents the purchase cost plus handling, shipping and warranty expenses. The cost of revenues for installation, service and repair consists primarily of service and repair labor and labor for installation that is not associated with new client locations. Installation costs associated with new client locations are capitalized and charged to depreciation expense over the estimated life of the clients' contract.

     The Company's customers typically enter into a noncancelable five-year contract that renews automatically for at least one five-year term unless specifically terminated at the initial contract expiration date. The average length of service per customer is approximately 12 years. The Company typically makes an initial one-time installation investment per location, in exchange for recurring monthly fees. For music clients generated by the independent franchisees, the Company receives a net monthly royalty fee for each client location in exchange for music programming. The Company does not incur a capital outlay for a new client location generated by a independent franchisee.


     The business music industry remains highly fragmented, with numerous independent operators. The Company plans to pursue acquisitions of in market competitors and of its independent franchisees. Through acquisitions, the Company expects to realize cost savings by eliminating duplicative programming, distribution, sales and marketing, and technical and other general administrative expenses

     The business music industry is influenced by the recording industry, performing rights societies, government regulations, technological advancements, satellite capabilities, and competition. The Company must license rights to rerecord and distribute music and is reliant on third parties for satellite capabilities.

     Selling, general and administrative expenses include salaries, benefits, commissions, travel, marketing materials, training and occupancy costs associated with staffing and operating local and national sales offices. These expenses also include personnel and other costs in connection with the Company's headquarters functions. Sales commissions are capitalized and charged as selling, general and administrative expense over the typical contract term of five years. If a client contract is terminated early, the unamortized sales commission is typically recovered from the salesperson.


RESULTS OF OPERATIONS

     Set forth below are discussions of the results of operations for Muzak LLC, ACN, Old Muzak and the Predecessor Company for the periods indicated. ACN had no operations until it acquired the Predecessor Company in October 1998. ACN changed its name to Muzak LLC in connection with its merger with Old Muzak. The fiscal year ended December 31, 1999 includes operating results of ACN for the period from January 1, 1999 to March 17, 1999, and for Muzak LLC for the period March 18, 1999 to December 31, 1999.


MUZAK LLC -- FISCAL YEAR ENDED DECEMBER 31, 1999

     The Company did not compare the results for the year ended December 31, 1999 to the prior period as the prior period does not include a full year of operations and the Company made numerous material acquisitions during 1999. As a result, the comparison of 1999 to the period October 7, 1998 to December 31, 1998 is not meaningful.

     REVENUES. Revenues totaled $130.0 million for the year ended December 31, 1999, comprised of $92.1 million business music revenues and $37.9 million equipment and related services. Business music revenues and equipment and related revenues from the acquisitions subsequent to the merger of ACN, Old Muzak, and Capstar were $5.0 million and $1.0 million, respectively.

     GROSS PROFIT. Gross profit was $81.7 million, and 62.8% as a percentage of revenues for the year ended December 31, 1999. The general increase in gross margin over the quarters during 1999 is due to growth in higher margin business services as well as the acquisition of competitors and independent franchisees business music contracts. Gross profit for the acquisitions subsequent to the merger of ACN, Old Muzak, and Capstar was $3.2 million.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses were $42.5 million, comprised of $16.5 million of sales and marketing expenses and $26.0 million of general and administrative expenses. Duplicative facilities and expenses related to integrating acquisitions resulted in an increase in selling, general, and administrative expenses during 1999. As a percentage of total revenues, selling, general and administrative expenses were 32.7% for the year ended December 31, 1999.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization was $36.5 million for the year ended December 31, 1999. Amortization expense generally increased in the quarters throughout 1999 due to the intangibles related to the acquisitions of competitors' and independent franchisees business music contracts during 1999.

     INTEREST EXPENSE. Interest expense, net of interest income, was $24.9 million for the year ended December 31, 1999. Interest expense was comprised primarily of expenses related to the Senior Notes and to the Senior Credit facility.

     INCOME TAX BENEFIT. Income tax benefit was $0.4 million for the year ended December 31, 1999 and related to the Company's corporate subsidiaries. The Company is a limited liability company and is treated as a partnership for income tax purposes.


MUZAK LLC -- PERIOD FROM OCTOBER 7, 1998 TO DECEMBER 31, 1998

     Revenues totaled $5.9 million for the period ended December 31, 1998, comprised primarily of business music revenues. For the same period, cost of sales totaled $2.6 million, resulting in a gross profit margin of 56.8%. Total selling, general, and administrative expenses for the period totaled $1.8 million, comprised principally of salary, benefits, and overhead expenses.

PREDECESSOR COMPANY -- AUDIO COMMUNICATIONS NETWORK INC. -- PERIOD FROM JANUARY 1, 1998 TO OCTOBER 6, 1998 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997

     REVENUES. Total revenues increased 60.2% from $11.8 million in 1997 to $18.9 million in 1998, primarily as a result of the impact of a reverse acquisition which occurred in May 1997, as well as the growth in business music revenues and equipment sales and related services

     GROSS PROFIT. Total gross profit increased 35.0% from $8.0 million in 1997 to $10.7 million in 1998. The Predecessor Company's gross margin in 1998 was 56.7%. Such gross margin is not comparable to the prior period as a result of a reverse acquisition in 1997. The 1998 gross margin was negatively impacted by approximately 3.0% or $0.6 million resulting from one-time charges related to the Galaxy IV satellite failure.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses increased 84.7% from $3.9 million in 1997 to $7.2 million in 1998. Such increase was primarily the result of the impact of a reverse acquisition in 1997, the growth in business music revenues and equipment sales and related services and approximately $0.8 million being incurred in 1998 pertaining to transaction costs related to the sale of Audio Communications Network Inc. in October 1998.


OLD MUZAK -- YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31,
1997

     REVENUES. Total revenues increased 9.4% from $91.2 million in 1997 to $99.7 million in 1998 principally as a result of an 11.1% increase in music and other business services revenues and a 6.1% increase in equipment sales and related services. Music and other business services revenues increased due to an increase in the number of broadcast music subscribers, sales growth and the acquisition of competitors' business music contracts, together with an increase in the royalties paid by independent franchisees resulting from growth in the broadcast music subscribers in the franchise network. Royalties and other fees from independent franchisees and international distributors included in broadcast music revenues accounted for $8.9 million or 8.9% of Old Muzak's revenues in 1998, compared with $8.8 million or 9.6% of Old Muzak's revenues in 1997. The continued decrease in the surcharges assessed to independent franchisees for satellite transmission costs was offset by increased growth in royalties related to new subscriber billing. Equipment and installation revenues increased 4.7% and 8.7%, respectively due to the expansion of national accounts.

     GROSS PROFIT. Total gross profit increased 13.4% from $50.5 million in 1997 to $57.2 million in 1998. As a percentage of total revenues, gross profit increased from 55.4% in 1997 to 57.4% in 1998. The improvement in gross profit percentage in 1998 was due to growth of higher margin business services, such as broadcast music, audio marketing, and on-premise music.

     The improvement in gross profit was partially offset by approximately $1.5 million of one-time charges related to the Galaxy IV satellite failure. On May 19, 1998, services on the Galaxy IV satellite were permanently lost when the satellite ceased communicating to uplink stations throughout the United States.


     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 3.2% from $33.3 million in 1997 to $34.3 million in 1998. As a percentage of total revenues, selling, general and administrative expense decreased from 36.5% in 1997 to 34.4% in 1998. Selling and marketing expenses increased 3.0% from $13.8 million in 1997 to $14.2 million in 1998, principally due to an increase in commissions paid as a result of increased levels of sales of business products. General and administrative costs increased 3.3% from $19.5 million in 1997 to $20.1 million in 1998, primarily due to transaction costs related to the merger.

     NON-CASH INCENTIVE COMPENSATION. Non-cash incentive compensation increased from $0.2 million in 1997 to $2.2 million in 1998. This increase is primarily due to the meeting of performance criteria for options issued combined with the increase in value of Old Muzak.

     DEPRECIATION EXPENSE. Depreciation expense decreased 8.6% from $10.7 million in 1997 to $9.7 million in 1998, principally as a result of a reduction of depreciation expense for assets that were fully depreciated in 1997 related to the acquisition of Old Muzak in September 1992.

     AMORTIZATION EXPENSE. Amortization expense increased 18.1% from $10.0 million in 1997 to $11.8 million in 1998. The increase in amortization expense was due to an increase in intangibles related to the increased investment in the expanded customer base and acquisitions of competitor's business music contracts in 1997 and 1998.

     INTEREST EXPENSE. Total interest expense increased 4.4% from $10.8 million in 1997 to $11.2 million in 1998. The increase in interest expense in 1998 compared to 1997 is related to the increase in the average outstanding debt during the year. Old Muzak's total interest-bearing debt increased from $101.0 million to $118.4 million at December 31, 1997 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents totaling $2.3 million and $1.3 million at December 31, 1999 and 1998, respectively. The Company had $10.0 million of borrowing availability under its credit agreements as of December 31, 1999. Availability under the revolving credit facility has been reduced by outstanding letters of credit of $0.3 million.


SOURCES AND USES OF FUNDS

     The Company's principal sources of funds are cash generated from continuing operations, borrowings under the Senior Credit Facility, Floating Rate Notes and proceeds from equity contributions. The Company's strategic plan is to pursue opportunities to acquire music contract portfolios of competitors and to review acquisitions of independent franchisees if they become available. However, the Company may require additional debt or equity financing to complete additional acquisitions. In February 2000, the Company received equity contributions totaling $10.6 million from its members. The proceeds were used to pay down the revolving loan and to fund acquisitions. Net cash used by continuing operating activities of the Company was $2.3 million for 1999.

     The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to fund acquisitions, interest and principal payments on its indebtedness, net working capital increases and capital expenditures. At December 31, 1999, the Company has total outstanding indebtedness of $338.1 million (excluding approximately $0.3 million of outstanding letters of credit) at an average interest rate of 9.6%. Of the total outstanding indebtedness, $305.3 million relates to the Senior Credit Facility and the Senior Notes.

     Proceeds from the Senior Credit Facility, the Senior Notes, and the Senior Discount Notes were used to pay merger consideration consisting of $125.5 million in cash to the partners of Old Muzak, approximately $114.9. million consideration in the tender offer and consent solicitation for the 10% Senior Notes due 2003 of Old Muzak together with accrued interest, $15.9 million for debt repayment of Old Muzak obligations, approximately $42.4 million of borrowings by Audio Communications Network under ABRY Broadcast Partners III subordinated note, merger consideration for Capstar Broadcasting Corporation, and to pay fees and expenses in connection with the foregoing.


CAPITAL EXPENDITURES

     The Company's business generally requires capital for the installation of equipment for new business music clients. The Company currently anticipates that its capital expenditures for fiscal 2000 will be in the range of $ 24.0 million to $ 29.0 million, a portion of which may be financed through leasing. As of December 31, 1999, the Company had approximately $5.2 million in outstanding capital expenditure commitments. Of the total, approximately $3.8 million in commitments are related to the construction of the Company's new headquarters facility in Fort Mill, South Carolina. In addition, during 2000, the Company will continue to pursue a business strategy that includes selective acquisitions.


SENIOR CREDIT FACILITY

     In March 1999, the Company entered into a new senior credit facility ("Senior Credit Facility") consisting of: (i) a term loan facility in the amount of $30.0 million payable in semi-annual installments until final maturity on December 31, 2005 ("Term Loan A"); (ii) a term loan facility in the amount of $105.0 million payable in semi-annual installments until final maturity on December 31, 2006 ("Term Loan B")(together with Term Loan A, the "Term Loans"); and (iii) a revolving loan (the "Revolving Loan") in an aggregate principal amount of up to $35.0 million terminating on December 31, 2005. In July 1999, the Company amended the Senior Credit Facility which increased the principal amount of Term Loan B by $30.0 million to $135.0 million. In October 1999, the Company amended the Senior Credit Facility to enable a related party to make a subordinated loan to the Company in the aggregate principal amount of $20.0 million and to permit the Company to issue additional senior subordinated notes and the Parent to issue preferred stock if certain covenants are met by the Company.

     The Senior Credit Facility, which is guaranteed by the Parent, the Company, and certain of its domestic subsidiaries, contains restrictive covenants including maintenance of interest and leverage ratios and various other restrictive covenants which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling assigning, transferring, leasing, conveying, or otherwise disposing of assets. These conditions were satisfied as of December 31, 1999. Such limitations, together with the Company's highly leveraged nature could limit the Company's corporate and operating activities in the future, including the implementation of future acquisitions.


FLOATING RATE NOTES

     In January 2000, the Company entered into an indenture for up to $50.0 million Senior Subordinated Floating Rate Notes (the "Floating Rate Notes"). The Floating Rate Notes will be available for drawdowns until July 31, 2000. Commitments on all amounts undrawn under the Floating Rate Notes by July 31, 2000 will expire and will be ineligible for future drawdowns. The Floating Rate Notes may be redeemed at 100% if redeemed before July 31, 2000 and at 101.50% if redeemed August 1, 2000 through October 31, 2000. If the Company does not redeem the Floating Rate Notes by November 1, 2000, the Floating Rate Notes will automatically convert into fixed-rate permanent notes due March 2009. As of March 29, 2000, $25.0 million of the Floating Rate Notes were outstanding. Proceeds from the Floating Facility will be used to fund acquisitions.


SENIOR SUBORDINATED NOTES

     On March 18, 1999, the Company together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of Senior Subordinated Notes ("Senior Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year, commencing on September 15, 1999.

     The Senior Notes are general unsecured obligations of the Company and Muzak Finance and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and Muzak Finance. The Senior Notes are guaranteed by the Parent, the Company, MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., and Muzak Capital Corporation. The indenture governing the Senior Notes generally prohibits the Company from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company.

     Before March 15, 2002, the issuers may redeem up to 35% of the aggregate principal amount of the Notes originally issued under the indenture at a redemption price of 109.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings if certain conditions are met. After March 15, 2004, the issuers may redeem all or part of the Senior Notes at a redemption price equal to 104.938% of the principal amount, which redemption price declines to 100% of the principal amount in 2007.


SENIOR DISCOUNT NOTES

     On March 18, 1999, the Parent together with its wholly owned subsidiary Muzak Holdings Finance Corp., co-issued $75.0 million in principal amount at maturity or $39.9 million in accreted value on the issue date, of 13% Senior Discount Notes (the "Senior Discount Notes") due 2010. Cash interest on the Senior Discount Notes does not accrue and is not payable prior to March 15, 2004. The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity. Until March 15, 2004, the Senior Discount Notes will accrete in value such that the accreted value on March 15, 2004 will equal the principal amount at maturity of the Senior Discount Notes. From and after March 15, 2004, interest on the Senior Discount Notes will accrue at a rate of 13% per annum. Interest will be payable semi-annually in arrears on each March 15 and September 15, commencing September 15, 2004, to holders of record of the Senior Discount Notes at the close of business on the immediately preceding March 1 and September 1.

     The Senior Discount Notes are general unsecured obligations of the Parent and Muzak Holdings Finance Corp and effectively subordinated in right of payment to all existing and future Senior Indebtedness of the Company and Muzak Finance Corp. The Parent is a holding company for the Company and its subsidiaries, with no material operations of its own and only limited assets. Muzak Holdings Finance has no operations and substantially no assets. Accordingly, the Parent is dependent upon the distribution of the earnings of its subsidiaries to service its debt obligations. The indenture governing the Senior Discount Notes generally prohibits the Parent and its restricted subsidiaries from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by the Parent and its restricted subsidiaries.

     Before March 15, 2002, the issuers may redeem up to 35% of the aggregate principal amount of the Senior Discount Notes originally issued under the indenture at a redemption price of 113% of the aggregate principal amount so redeemed, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings if certain conditions are met. After March 15, 2004, the issuers may redeem all or part of the Senior Discount Notes at a redemption price equal to 106.5% of the principal amount which redemption price declines to 100% of the principal amount in 2007.


RELATED PARTY DEBT

     From July 1, 1999 through November 24, 1999, the Company borrowed an aggregate amount of $30.0 million from MEM Holdings LLC in the form of Junior Subordinated Unsecured Notes (the "ABRY Notes"). The ABRY Notes mature on June 30, 2007, at which time principal and accrued interest are due. Interest accrues at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 will bear interest at 15% per annum until such interest is paid or extinguished. The ABRY Notes are junior and subordinate to payments for the Senior Credit Facility and the Senior Notes. Proceeds from the ABRY Notes were used to fund operations and acquisitions.


INTEREST RATE EXPOSURE

     Indebtedness under the Term Loan A and the revolving loans bears interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 1.00% to 2.00% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.0% to 3.0%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, interest, depreciation, amortization and other non cash charges) were 2.0% in the case of Alternate Base Rate and 3.0% in the case of LIBOR as of December 31, 1999. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (as described above) plus a margin of 2.5% or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 3.5%. Commitment fees range from
 .375% to .625%.

     Indebtedness under the Floating Rate Notes bears interest at a per annum rate equal to (i) three month LIBOR plus a margin of 5.0% until July 31, 2000
(ii) at three month LIBOR plus a margin of 7.5% for the period beginning August 1, 2000 through October 31, 2000 and (iii) for the period from November 1, 2000 through maturity, at a fixed rate based on the greater of (a) three month LIBOR plus 7.5% and (b) the yield on the Company's Senior Notes plus 2.5%.

     Interest on the Senior Notes accrues at a rate of 9.875% per annum. Until March 15, 2004, the Senior Discount Notes will accrete in value such that the accreted value on March 15, 2004 will equal the principal amount at maturity of the Senior Discount Notes. From and after March 15, 2004, interest on the Senior Discount Notes will accrue at a rate of 13% per annum.

     Cash interest paid was $14.1 million, $2 thousand, $2.9 million, and $2.2 million, for the fiscal year ended December 31, 1999, the period from October 7, 1998 through December 31, 1998, the period from January 1, 1998 through October 6, 1998, and for the fiscal year ended December 31, 1997, respectively.


     Due to the variable interest rates under the Senior Credit Facility, the Company is sensitive to changes in interest rates. Accordingly, during April 1999, the Company entered into a four year interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 5.59% fixed rate debt. The Company terminated this agreement on January 28, 2000 and received approximately $4.4 million for this agreement. On January 28, 2000, the Company entered into a new interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month Libor for 7.042% fixed rate debt. The interest rate swap agreement terminates on April 19, 2002. Based on amounts outstanding at December 31, 1999, a .5% increase in each of LIBOR and the Alternate Base Rate (6.19% and 8.5% respectively, at December 31, 1999) would impact interest costs by approximately $0.9 million annually on the Senior Credit Facility.


DEBT MATURITIES

     The current maturities of long-term debt primarily consist of the current portion of the Senior Credit Facility and other miscellaneous debt. The maturities of long-term debt of the Company's operations during 2000, 2001, 2002, 2003, and 2004 are $4.2 million, $5.2 million, $6.7 million, $7.8 million, $26.3 million, respectively. The Senior Notes mature in March 2009. In addition, the Senior Credit Facility provides for mandatory prepayments with net cash proceeds of certain asset sales, net cash proceeds of permitted debt issuances, net cash proceeds from insurance recovery and condemnation events, and beginning December 31, 2000 the Senior Credit Facility requires annual excess cash repayments. The indentures governing the Senior Notes and the Senior Discount Notes provide that in the event of certain asset dispositions, the Company and the Parent must apply net proceeds first to repay Senior Indebtedness. To the extent the net proceeds have not been applied within 360 days from the asset disposition to an investment in capital expenditures or other long term tangible assets used in the business, and to the extent the remaining net proceeds exceed $10.0 million, the Company must make an offer to purchase outstanding Senior Notes at 100% of their principal amount plus accrued interest. To the extent there are excess funds after the purchase of the Senior Notes, the Parent must make an offer to purchase outstanding Senior Discount Notes at 100% of the accreted value. The Company and the Parent must also make an offer to purchase outstanding Senior Notes and the Senior Discount Notes at 101% of their principal amount plus accrued and unpaid interest if a Change in Control of the Company occurs. Subject to compliance with the Senior Credit facility, the Floating Rate Notes will be mandatory redeemable with the proceeds of any securities issuances or incurrences of indebtedness at any time on or prior to October 31, 2000. If the Company does not redeem the Floating Rate Notes by November 1, 2000, the Floating Rate Notes will automatically convert into fixed-rate permanent notes due March 15, 2009.


IMPACT OF YEAR 2000 COMPLIANCE

     The Company's program to address the Year 2000 issue consisted of (i) assessing the state of Year 2000 readiness of its systems and third parties upon which it relies (ii) replacing the primary computer system at headquarters and owned operations, (iii) testing these systems, and (iv) contingency planning. The Company did not experience any significant disruption as a result of the Year 2000 issue.

     Costs related to the Year 2000 issue were approximately $1.0 million and were funded through operating cash flows.

     The Company completed its assessment of its Year 2000 risks related to significant relationships with its critical third party suppliers and customers. Despite these efforts, the Company can provide no assurance that all third parties compliance plans were successfully completed in a timely manner, although it is not aware of any problems which would significantly impact its operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. The interest rate exposure for the Company's variable rate debt obligations is currently indexed to LIBOR of one, two, or three months as selected by the Company, or the Alternate Base Rate. The Company uses interest rate swap agreements to modify its exposure to interest rate movements and to reduce borrowing rates.

     The table below provides information about the Company's debt obligations and interest rate protection agreement. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate protection agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Weighted average variable interest rates are based on implied LIBOR in the yield curve at the reporting date. The principal cash flows are in thousands.

                                                                                                                        FAIR
                                                      EXPECTED MATURITY DATE                                           VALUE
                           ---------------------------------------------------------------------------              DECEMBER 31,
                               2000         2001         2002         2003        2004     THEREAFTER     TOTAL         1999
                           ------------ ------------ ------------ ----------- ----------- ------------ ----------- -------------
DEBT:
Fixed rate ($US)..........   $    597     $     81     $     80    $    411     $    94    $ 146,851   $148,114       $144,482
Average interest rate ....      10.91%       10.91%       10.91%      10.91%      10.91%       10.91%
Variable rate ($US).......   $ 28,600     $  5,100     $  6,600    $  7,350     $26,250    $ 116,100   $190,000       $190,000
Average interest rate ....       7.07%        7.26%        7.35%       7.41%       7.51%        7.78%
INTEREST RATE DERIVATIVES:
Variable to fixed swap
 ($US)....................   $100,000     $100,000     $100,000                                                       $  4,400
Average pay rate .........      6.918%       7.042%       7.042%
Average receive rate .....      6.298%       7.260%       7.350%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements of Muzak LLC included herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Muzak LLC (the "Company") is wholly owned subsidiary of Muzak Holdings LLC (the "Parent"). The Parent is a limited liability company whose affairs are governed by a Board of Directors. The following table sets forth information about the directors of the Parent and the executive officers of the Company as of December 31, 1999 and their ages as of December 31, 1999. Each of the directors identified below is currently a director of the Parent, has served as a director of the Parent since March 1999 and is serving a one-year term. The election of directors is subject to the terms of the Members Agreement and Securityholders Agreement and are described below under the heading "Certain Relationships and Related Transactions."



NAME                             AGE  POSITION AND OFFICES
------------------------------- ----- -----------------------------------------------
William A. Boyd ...............  58   Director,President and Chief Executive Officer
Steven K. Randall .............  50   Executive Vice President
Brad D. Bodenman ..............  37   Chief Financial Officer and Treasurer
Steven M. Tracy ...............  49   Senior Vice President, Owned Operations
Michael F. Zendan II ..........  36   Vice President and General Counsel
Peni Garber ...................  36   Director, Vice President and Secretary
David W. Unger ................  42   Director
Royce G. Yudkoff ..............  43   Director and Vice President
R. Steven Hicks ...............  50   Chairman of the Board
D. Geoff Armstrong ............  42   Director
Andrew Banks ..................  44   Director

     The following sets forth biographical information with respect to the directors of the Parent and executive officers of the Company.

     WILLIAM A. BOYD is a director, has been the Chief Executive Officer of the Company since March 1999 and was the Chief Executive Officer of Old Muzak from 1997 to March 1999, Chairman of the Board of Music Holdings Corporation, the general partner of the managing general partner of Old Muzak, from 1997 to March 1999 and was a director of Music Holdings Corporation from 1996 to March 1999. From 1995 to 1996, Mr. Boyd was a private investor. From 1982 to 1995, Mr. Boyd was owner and president of SunCom Communications, the largest independent franchisee of Old Muzak. Mr. Boyd was President of the franchise organization from 1994 to 1995 and from 1986 to 1987. Mr. Boyd was also President of Old Muzak's Owned Affiliate division in 1987. Prior to owning a franchise, Mr. Boyd held various positions with Old Muzak. Mr. Boyd is the father of Robert T. Boyd, Vice President of Finance for Owned Operations.

     STEVEN K. RANDALL has been an Executive Vice President of the Company since November 1999. Prior to November 1999, Mr. Randall was the owner and President of MountainWest Audio Inc., an independent franchisee of the Company. He served in this capacity from 1979 until joining the Company in November 1999. While he was the owner of Mountainwest Audio, Mr. Randall served on the President's Advisory Board and the National Sales Committee for the Company. While serving as President of MountainWest Audio, he was an officer and board member of the franchise organization.

     BRAD D. BODENMAN has been Chief Financial Officer and Treasurer of the Company since March 1999 and was the Chief Financial Officer of Old Muzak from 1998 to March 1999. Mr. Bodenman served as Old Muzak's Vice President, Finance and Administration from 1997 to 1998, as its Controller from 1996 to 1997, as its Director of Finance from 1994 to 1996, as an Accounting Manager from 1991 to 1994, and Accounting Supervisor from 1990 to 1991 and as Senior Accountant from 1989 to 1990. Prior to joining Old Muzak, he served as a senior accountant at Price Waterhouse. Subsequent to December 31, 1999, Mr. Bodenman resigned his position as Chief Financial Officer of the Company and Parent effective April 30, 2000.

     STEVEN M. TRACY has served as Senior Vice President, Owned Operations of the Company since March 1999 and was the Senior Vice President, Owned Operations of Old Muzak from 1998 to March 1999. From 1997 to 1998, Mr. Tracy was Old Muzak's Vice President, Owned Operations, Western Region. Prior to 1997, Mr. Tracy served as a Regional Director from 1994 to 1997, General Manager from 1988 to 1994 and Vice President/General Manager for Old Muzak from 1986 to 1988.

     MICHAEL F. ZENDAN II has been the Company's Vice President and General Counsel since October 1999. From 1996 to October 1999, Mr. Zendan was Assistant General Counsel (Aerospace) and Assistant Secretary for Coltec Industries Inc, and was Assistant General Counsel (Industrial) for Coltec Industries Inc from 1994-1996, and served as Attorney and Senior Attorney for Coltec Industries Inc from 1992-1994. From 1988-1992, he served as an Associate at Pepe & Hazard.

     PENI GARBER is a principal and Secretary of ABRY Partners. She joined ABRY Partners in 1990 from Price Waterhouse, where she served as Senior Accountant in the Audit Division from 1985 to 1990. Ms. Garber is presently a director or the equivalent of Nexstar Broadcasting Group LLC, Network Music Holdings LLC, Quorum Broadcast Holdings Inc. Ms. Garber graduated summa cum laude from Bryant College.

     DAVID W. UNGER is a founder and managing Partner of Avalon Equity Partners. From May 1997 to March 1999, he was Executive Vice President of Audio Communications Network. Prior to May 1997, he was chairman of Suncom Communications, LLC, an independent franchisee of the Company.

     ROYCE G. YUDKOFF is the President and managing Partner of ABRY Partners. Prior to joining ABRY Partners, Mr. Yudkoff was affiliated with Bain & Company an international management consulting firm. At Bain, where he was Partner from 1985 through 1988, he shared significant responsibility for the firm's media practice. Mr. Yudkoff is presently a director or the equivalent of various companies including Quorum Broadcast Holdings Inc., Nexstar Broadcasting Group LLC, Metrocall, Inc. and Pinnacle Towers Inc. Mr. Yudkoff graduated as a Baker Scholar from the Harvard Business School and is an honors graduate of Dartmouth College.

     R. STEVEN HICKS. Mr. Hicks became a director of AMFM and was elected Vice Chairman of AMFM and President and Chief Executive Officer of the AMFM New Media Group in March 1999. Mr. Hicks has served as a director of AMFM since August 1999. Mr. Hicks served as President, Chief Executive Officer and a director of Capstar Broadcasting from June 1997 to July 1999. Mr. Hicks has also served as Chairman of the Board of Capstar Broadcasting from June to September 1997. Prior to joining Capstar, Mr. Hicks served as Chairman of the Board and Chief Executive Officer of Gulfstar Communications, Inc. from July 1987 to January 1997 and as president and Chief Executive Officer of SFX Broadcasting, Inc. ("SFX") from November 1993 to May 1996. Mr. Hicks is a 33-year veteran of the radio broadcasting industry.

     D. GEOFFREY ARMSTRONG. Mr. Armstrong was elected Executive Vice President and Chief Financial Officer of AMFM in March 1999. Mr. Armstrong served as Executive Vice President and Chief Operating Officer of Capstar Broadcasting from July 1998 to March 1999, and served as Director of Capstar Broadcasting from July 1998 to July 1999. Mr. Armstrong served as the Chief Operating officer and an Executive Vice president of SFX from November 1996 to May 1998 and served as a director of SFX from 1993 to 1998. Mr. Armstrong became the Chief Officer of SFX in June 1996 and served as the Chief Financial Officer and Treasurer of SFX from 1992 until March 1995. Mr. Armstrong currently serves as a director of SFX Entertainment, Inc.

     ANDREW BANKS is Chairman of ABRY Holdings, Inc. Previously, Mr. Banks was affiliated with Bain & Company, an international management consulting firm. At Bain, where he was a partner from 1986 until 1988, he shared significant responsibility for the firm's media practice. Mr. Banks is presently a director or the equivalent of Pinnacle Towers, Inc. Mr. Banks is a graduate of the Harvard Law School, a Rhodes Scholar holding a Master's degree from Oxford University and a graduate of the University of Florida.

ITEM 11. EXECUTIVE COMPENSATION

     The Company was formed on August 28, 1998 as ACN Operating LLC and in October of 1998 changed its name to Audio Communications Network, LLC ("ACN"). On March 18, 1999, Muzak Limited Partnership ("Old Muzak") merged with and into ACN. At the time of the merger, ACN changed its name to Muzak LLC ("the Company").

     The following table sets forth information concerning the compensation of the Company's Chief Executive officer and each of the Company's four most highly compensated executive officers, at December 31, 1999, for services in all capacities to the Company. Each of the executive officers listed below were not employees of the Company until the merger, and therefore, except as otherwise indicated, the following table includes compensation only for the period from March 18, 1999 to December 31, 1999.


                          SUMMARY COMPENSATION TABLE



                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                                                           -------------
                                                             ANNUAL COMPENSATION
                                                    --------------------------------------
                                                                                             RESTRICTED
                                                                             OTHER ANNUAL      STOCK         ALL OTHER
NAME AND PRINCIPAL POSITION                   YEAR     SALARY      BONUS     COMPENSATION      AWARDS     COMPENSATION(1)
-------------------------------------------- ------ ----------- ----------- -------------- ------------- ----------------
 William A. Boyd (2) ....................... 1999    $237,527    $358,000       $35,000       $27,417         $2,625
  Chief Executive Officer
 Charles A. Saldarini (3) .................. 1999    $197,939    $358,000       $30,000       $ 7,495         $4,375
  President and Chief Operating Officer
 Steven K. Randall (4) ..................... 1999    $ 33,333          --            --            --
  Executive Vice President
 Steven M. Tracy (5) ....................... 1999    $118,750          --       $ 5,000       $ 6,256         $4,156
  Senior Vice President, Owned
   Operations
 Brad D. Bodenman (6) ...................... 1999    $101,213    $  7,500            --       $ 5,002         $3,804
  Chief Financial Officer and Treasurer
 Michael F. Zendan II (7) .................. 1999    $ 23,958          --            --            --             --
  Vice President and General Counsel

---------
(1) Consists of contributions by the Company to a defined contribution 401(k) plan.

(2) Bonus amount includes $358,000 of retention bonus in connection with the merger. Other Annual Compensation consists of a housing allowance of $30,000 and a car allowance of $5,000. Aggregate restricted stock holdings were 1,924 shares, with a value on December 31, 1999 of $27,417. One fifth of the restricted stock award vested on March 18, 2000. The remainder is to vest in four additional installments of 384.8 shares each on March 18, 2001, March 18, 2002, March 18, 2003 and March 18, 2004.

(3) Mr. Saldarini's employment with the Company terminated upon his retirement on December 31, 1999. Bonus amount includes $358,000 of retention bonus in connection with the merger. Other Annual Compenstaion consists of a housing allowance of $25,000 and a car allowance of $5,000. Aggregated restricted stock holdings were 526 shares, with a value on December 31, 1999 of $7,495. In connnection with Mr. Saldarini's change in employment status, the Parent repurchased the restricted stock in February 2000.

(4) Joined the Company November 1, 1999.

(5) Other Annual Compensation consists of a car allowance of $5,000. Aggregated restricted stock holdings were 439 shares, with a value on December 31, 1999 of $6,256. One fifth of the restricted stock award vested on March
    18, 2000. The remainder is to vest in four additional installments of 87.8 shares each on March 18, 2001, March 18, 2002, March 18, 2003, and March 18, 2004.

(6) Mr. Bodenman's aggregated restricted stock holdings were 351 shares, with a value on December 31, 1999 of $5,002. One fifth of the restricted stock award vested on March 18, 2000. The remainder is to vest in four additional installments of 70.2 shares each on March 18, 2001, March 18, 2002, March 18, 2003, and March 18, 2004.

(7) Joined the Company on October 18, 1999.

MANAGEMENT EMPLOYMENT AGREEMENTS

     Concurrently with the consummation of the merger on March 18, 1999 of Old Muzak with and into Audio Communications Network, the Company entered into an employment agreement with Mr. W. Boyd. After the merger, the Company entered into employment agreements with Steven M. Tracy and Brad D. Bodenman, the terms of which are the same in all material respects. The terms of these agreements are described below.

     WILLIAM A. BOYD. Pursuant to the employment agreement dated as of March 18, 1999 by and among Mr. Boyd, the Company and the Parent, the Company agreed to employ Mr. Boyd as President and Chief Executive Officer until his resignation, death, disability or termination of employment. Under the employment agreement, Mr. Boyd is:

     o Required to devote substantially all of his business time to the Company,

     o Entitled to a minimum base salary of $0.3 million, with annual increase by the consumer price index of the preceding year,

     o Eligible for a bonus, as determined by the Board of Directors of the Parent, up to $0.15 million with annual increases by the consumer price index of the preceding year,

     o Prohibited from competing with the Company during the term of his employment period and for a period of twelve months thereafter, and

     o Prohibited from disclosing any confidential information gained during his employment period.

     If the Company terminates Mr. Boyd's employment without "cause," Mr. Boyd will be entitled to receive his base salary for a period of one year thereafter.

     OTHER EXECUTIVE OFFICERS. Steven M. Tracy, Brad D. Bodenman, Steven K. Randall and the Company are parties to employment agreements the terms of which are the same in all material respects. Each agreement may be terminated at any time by either party. Under the agreements, the executive is:

   o Entitled to compensation in accordance with the Company's employee compensation plan, which may be amended by the Company at any time,

   o Prohibited from competing with the Company during the term of employment and for 18 months thereafter, and

   o Prohibited from disclosing any confidential information gained during the executive's employment period.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Parent owns all of the membership units of the Company. The following table sets forth information regarding the beneficial ownership of the Class A units of the Parent, which are the only outstanding membership interests in the Parent with voting rights, as of March 29, 2000, by:

     o Holders having beneficial ownership of more than 5% of the voting equity interest of the Parent,

     o Each director of the Parent

     o Each of the Company's executive officers shown in the summary compensation table, and

     o All directors and executive officers as a group.

                                                                                                BENEFICIAL
                                                                                               OWNERSHIP(A)
                                                                                           --------------------
BENEFICIAL OWNER                                                                            NUMBER   PERCENTAGE
------------------------------------------------------------------------------------------ -------- -----------
MEM Holdings , LLC .......................................................................  47,948      67.9%
 18 Newbury Street
 Boston, MA 02116
CBC Acquisition Company ..................................................................  15,921      22.6%
 600 Congress, Suite 1400
 Austin, Texas 28701
William A. Boyd ..........................................................................   1,155       1.6%
Charles A. Saldarini .....................................................................     150         *
Steven K. Randall ........................................................................     456         *
Brad D. Bodenman .........................................................................      50         *
Steven M. Tracy ..........................................................................     125         *
Michael F. Zendan II .....................................................................      --         *
Steven Hicks .............................................................................      --         *
D. Geoff Armstrong .......................................................................      --         *
Andrew Banks .............................................................................      --         *
Peni Garber ..............................................................................      --         *
David W. Unger ...........................................................................   1,067       1.5%
Royce G. Yudkoff (b) .....................................................................  47,948      68.0%
All directors of the Parent and executive officers of the Company as a group (12 persons)   50,951      72.2%

---------
* Less than 1%

(a) "Beneficial ownership" generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, the Company believes that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

(b) Mr. Yudkoff is the sole owner of the equity interests of ABRY Holdings III, Inc., the general partner of ABRY Equity Investors, L.P., the general partner of ABRY Broadcast Partners III. Mr. Yudkoff is also the sole owner of ABRY Holdings, Inc., the general partner of ABRY Capital, L.P., which is the general partner of ABRY Broadcast Partners II. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings. As a result, Mr. Yudkoff may be deemed to beneficially own the shares owned by MEM Holdings. The address of Mr. Yudkoff is the address of MEM Holdings and ABRY Partners.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTOR SECURITIES PURCHASE AGREEMENT

     David W. Unger, ABRY Broadcast Partners III and the Parent are parties to an Investor Securities Purchase Agreement dated as of October 6, 1998, pursuant to which the Parent sold to investors, and investors purchased from the Parent, Class A units of the Parent. The investors are entitled to indemnification in some circumstances to the extent the Parent is determined to have breached representations, warranties or agreements contained in the Investor Securities Purchase Agreement.

     The Management Securities Repurchase Agreement between Mr. Unger and the Parent was terminated in August 1999.


MEMBERS AGREEMENT

     The Parent, MEM Holdings, Joseph Koff, Mr. Unger, CMS Co-Investment Subpartnership, CMS Diversified Partners, L.P., Music Holdings Corp. and Stephen F. Jones are parties to an Amended and Restated Members Agreement dated as of March 18, 1999. Pursuant to the Members Agreement, MEM Holdings, Mr. Koff, Mr. Unger and Music Holdings Corp. have agreed to vote their equity interests in the Parent to elect Mr. Unger to the Board of Directors of the Parent. The Members Agreement also contains:

     o "co-sale" rights exercisable in the event of specified sales by ABRY Broadcast Partners III,

   o "drag along" sale rights exercisable by the Board of Directors of the Parent and holders of a majority of the then class A Units, in the event of an Approved Company Sale (as defined in the Members Agreement),

   o preemptive rights and

   o restrictions on transfers of membership interests by Mr. Koff, Mr. Unger, Music Holdings Corp, and its permitted transferees.

     The voting, co-sale, drag along and transfer restrictions will terminate upon consummation of the first to occur of a Qualified Public Offering, as defined in the Members Agreement, or an Approved Company Sale.


SECURITYHOLDERS AGREEMENT

     The Parent, MEM Holdings, and CBC Acquisition Company, Inc. are parties to a Securityholders Agreement dated as of March 18, 1999. Pursuant to the Securityholders Agreement, MEM Holdings and CBC Acquisition Company, Inc. have agreed to vote their equity interests in the Parent to establish the composition of the Board of Directors of the Parent and to elect Steven Hicks as the Chairman. The Securityholders Agreement also contains:

   o "co-sale" rights exercisable in the event of specified sales by MEM Holdings or CBC Acquisition Company, Inc., respectively,

   o "drag along" rights exercisable by the Board of Directors of the parent and holders of a majority of the then class A units, in the event of an Approved Company Sale, as defined in the Securityholders Agreement,

   o preemptive rights, and

   o any transfer by MEM Holdings is subject to a right to first offer by CBC Acquisition Company, Inc., and vice versa.

     The voting restrictions will terminate upon an Approved Company Sale. The drag along and the transfer restrictions will terminate upon the consummation of the first to occur of a Qualified Public Offering, as defined in the Securityholders Agreement, or an Approved Company Sale. The co-sale rights will terminate upon the consummation of the first to occur of an initial public offering by the Parent or an Approved Company Sale.


REGISTRATION AGREEMENT

     The Parent, MEM Holdings, Mr. Koff, Mr. Unger, Music Holdings Corp., CMS Co-Investment Subpartnership, CMS Diversified Partners, L.P. and CBC Acquisition Company, Inc. are parties to an Amended and Restated Registration Agreement. Pursuant to this Registration Agreement, the holders of majority of the ABRY Registrable Securities, as defined in the Registration Agreement, may request a demand registration under the Securities Act of all or any portion of the ABRY Registrable Securities:

     o on Form S-1 or any similar long-form registration,

     o on Form S-2 or S-3 or any similar short-form registration, if available, and

     o on any applicable form pursuant to Rule 415 under the Securities Act.

     In accordance with the Registration Agreement, the holders of a majority of CBC Acquisition Company, Inc. Registrable Securities, as defined in the Registration Agreement, may request a demand registration under the Securities Act of all or any portion of the Capstar Registrable Securities on Form S-1 or any similar long-form registration and on Form S-2 or S-3 or any similar short-form registration. In addition, all holders of Registrable Securities, as defined in the registration Agreement, will have unlimited "piggyback" registration rights, which entitle them to include their registrable equity securities in registrations of securities by the Parent, subject to the satisfaction of specified conditions.

     The Parent is responsible for all expenses incident to its performance under the Registration Agreement, including without limitation all registration and filing fees, fees and expenses of compliance with securities or blue sky laws, printing expenses, fees of counsel for the Parent and the holders of registrable securities and all independent certified public accountants and underwriters.


ABRY PARTNERS MANAGEMENT AND CONSULTING SERVICES AGREEMENT

     Pursuant to a Management Agreement between ABRY Partners and the Company dated October 6, 1998, ABRY Partners is entitled to a management fee when, and if, it provides advisory and management consulting services to the Company and based on the amount invested by ABRY partners and its affiliates in the Company. The Company anticipates that any such management fee, if incurred, would be $0.3 million per annum payable quarterly in arrears plus reimbursable expenses, adjusted as follows. The Management Agreement provides that beginning in 1999, any applicable management fee should be multiplied by 1.05 raised to the power obtained by subtracting 1998 from the number of the calendar year. Either ABRY Partners or the Company, with the approval of the Board of Directors of the Parent, may terminate the management Agreement by prior written notice to the other.


ABRY BROADCAST PARTNER'S III'S SUBORDINATED NOTE

     In connection with the acquisition of the Company's franchises from Audio Communications Network, Inc. ("Predecesser Company") ACN borrowed approximately $40.8 million from ABRY Broadcast Partners III under ABRY Broadcast Partners III's subordinated note. During 1998, no interest payments were made on ABRY Broadcast Partners III's subordinated note and interest accrued at 9% per annum. The Company repaid $41.7 million outstanding under ABRY III's subordinated note at the time of the merger and converted $0.7 million into voting units of the Parent. With the proceeds of the note, ABRY made a capital contribution of $17.9 million to the Parent.


INTERCOMPANY LOANS

     In connection with the acquisition of the Company's franchisees from the Predecessor Company, ACN borrowed $17.6 million from the Parent. On October 9, 1998, ACN borrowed $0.9 million from the Parent to provide working capital and for acquisitions. On November 25, 1998, ACN borrowed an additional $0.2 million for acquisitions. Each of these loans bore interest at market rates and did not require scheduled cash payments.

     On December 4, 1998, the Parent converted these loans of $18.7 million plus accrued interest of approximately $0.1 million into membership units of ACN.


RELATED PARTY DEBT

     From July 1, 1999 through November 24, 1999, the Company borrowed an aggregate amount of $30.0 million from MEM Holdings LLC in the form of Junior subordinated unsecured notes (the "ABRY Notes"). MEM Holdings is a holdings company that owns 68% of the voting interests in the Parent. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

     The ABRY Notes mature on June 30, 2007, at which time principal and accrued interest are due. Interest accrues at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 with bear interest at 15% per annum until such interest is paid or extinguished. The ABRY Notes are junior and subordinate to payments for the Senior Credit Facility and the Senior Notes. At any time, the ABRY Notes, with the exception of the $3.0 million note, may be converted into class A units of the Parent. If the ABRY notes, with the exception of the $3.0 million note, have not been repaid in full as of May 2001, the ABRY notes will automatically be converted into class A units of the Parent.


FAMILY RELATIONSHIPS

     William Boyd, the Company's Chief Executive Officer, is the father of Robert Boyd, the Company's Vice President, of Finance for Owned Operations. Robert Boyd earned over $60,000 during 1999.


TRANSACTIONS WITH MANAGEMENT AND OTHERS

     As a result of the consummation of the merger between Old Muzak and ACN, the executive management of Old Muzak liquidated their stock options. Mr. Willliam Boyd, Mr. Steven Tracy, Mr. Charles Saldarini, and Mr. Brad Bodenman received $2.8 million, $84 thousand, $1.4 million, and $45 thousand, respectively upon the liquidation of their stock options. In addition, Mr. Steven Tracy, Mr. Charles Saldarini, and Mr. Brad Bodenman received $0.2 million, $0.5 million, and $0.2 million, respectively, which represented consideration for partnership units of Old Muzak.


CERTAIN BUSINESS RELATIONSHIPS

     The Company's Charlotte Owned Operation leased facilities from WRA Associates during 1999. William A. Boyd is the managing partner of WRA Associates. Other Partners include William Boyd, Robert Boyd, and Andy Boyd, all of whom are sons of William A. Boyd. Payments to WRA Associates for these facilities aggregated $86,095 during 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements:



                                                                                             PAGE
                                                                                            NUMBER
                                                                                           -------
MUZAK LLC
Report of Independent Public Accountants .................................................   F-1
Consolidated Balance Sheets at December 31, 1999 and December 31, 1998 ...................   F-4
Consolidated Statements of Operations for the fiscal year ended December 31, 1999, and the period from
 October 7, 1998 to December 31, 1998 ....................................................   F-5
Consolidated Statements of Cash Flows for the fiscal year ended December 31, 1999, and the period from
 October 7, 1998 to December 31, 1998 ....................................................   F-6
Consolidated Statements of Changes in Member's Interest for the fiscal year ended
December 31, 1999, and the
 period from October 7, 1998 to December 31, 1998 ........................................   F-7
Notes to Consolidated Financial Statements ...............................................   F-8
AUDIO COMMUNICATIONS NETWORK, INC. (THE "PREDECESSOR COMPANY")
Report of Independent Public Accountants .................................................   F-2
Consolidated Statement of Operations for the period from January 1, 1998 to October 6,       F-5
  1998
Consolidated Statement of Cash flows for the period from January 1, 1998 to October 6,       F-6
  1998
Consolidated Statement of Stockholders' Equity for the period from January 1, 1998 to        F-7
  October 6, 1998
Notes to Consolidated Financial Statements ...............................................   F-8
AUDIO COMMUNICATIONS NETWORK, INC. (THE "PREDECESSOR COMPANY")
Report of Independent Public Accountants .................................................   F-3
Consolidated Statement of Operations for the fiscal year ended December 31, 1997 .........   F-5
Consolidated Statement of Cash Flows for the fiscal year ended December 31, 1997 .........   F-6
Consolidated Statement of Stockholders' Equity for the fiscal year ended December 31,        F-7
  1997
Notes to Consolidated Financial Statements ...............................................   F-8
MUZAK HOLDINGS, LLC
Report of Independent Public Accountants .................................................  F-21
Consolidated Balance Sheets of December 31, 1999 and December 31, 1998 ...................  F-22
Consolidated Statements of Operations for the fiscal year ended December 31, 1999, and the period from
 October 7, 1998 to December 31, 1998 ....................................................  F-23
Consolidated Statements of Cash Flows for the fiscal year ended December 31, 1999 and the period from
 October 7, 1998 to December 31, 1998 ....................................................  F-24
Consolidated Statement of Changes in Members' Interests for the fiscal year ended
December 31, 1999 and the
 period from October 7, 1998 to December 31, 1998 ........................................  F-25
Notes to the Consolidated Financial Statements ...........................................  F-26

     (2) Financial Schedules:

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

     (a) (3) Exhibits:



 EXHIBIT
 NUMBER                                                DESCRIPTION
--------   --------------------------------------------------------------------------------------------------
 2.1       Agreement and Plan of Merger, dated as of January 29, 1999 among ACN Holdings, LLC, Audio
           Communication Network, LLC, Muzak Limited Partnership, MLP Acquisition L.P. and Muzak Holdings
           Corp. (1)
 2.2       First Amendment to the Agreement and Plan of Merger dated as of March 17, 1999 by and among Muzak
           Holdings LLC (f/k/a ACN Holdings, LLC), Audio Communications Network, LLC, Muzak Limited
           Partnership, MLP Acquisition, L.P. and Muzak Holdings Corp. (1)
 2.3       Contribution Agreement between Capstar Broadcasting Corporation and ACN Holdings, LLC dated as of
           February 19, 1999. (2)

 EXHIBIT
NUMBER                                                      DESCRIPTION
--------   ------------------------------------------------------------------------------------------------------------
 2.4       First Amendment dated as of March 18, 1999, to the Contribution Agreement dated as of February 19,
           1999, between Capstar Broadcasting Corporation and Muzak Holdings, LLC (f/k/a ACN Holdings, LLC).
            (2)
 3.1       Certificate of Formation of ACN Operating, LLC. (1)
 3.2       Certificate of Amendment of the Certificate of Formation of ACN Operating, LLC. (1)
 3.3       Certificate of Merger merging Muzak Limited Partnership into Audio Communications Network, LLC. (1)
 3.4       Certificate of Incorporation of Muzak Finance Corp. (1)
 3.5       Certificate of Incorporation of Muzak, Inc. (1)
 3.6       First Amendment to Certificate of Incorporation of Muzak, Inc. (1)
 3.7       Certificate of Formation of MLP Environmental Music, LLC. (1)
 3.8       Articles of Incorporation of Music Acquisition, Inc. (1)
 3.9       Certificate of Amendment by Shareholders of Music Acquisition, Inc. to the Articles of Incorporation of
           Music Acquisition, Inc. (1)
 3.10      Certificate of Amendment by Shareholders to the Articles of Incorporation of Ohio Sound and Music, Inc.
            (1)
 3.11      Certificate of Amendment by Shareholders to the Articles of Incorporation of Ohio Sound and Music, Inc.
            (1)
 3.12      Certificate of Formation of ACN Holdings, LLC. (1)
 3.13      Certificate of Amendment to the Certificate of Formation of ACN Holdings, LLC. (1)
 3.14      Amended and Restated Limited Liability Company Agreement of Muzak LLC, dated as of March 18,
           1999 (1)
 3.15      By-laws of Muzak Finance Corp (1)
 3.16      By-laws of Muzak, Inc. (1)
 3.17      Amended and Restated Limited Liability Agreement of MLP Environmental Music, LLC, dated as of
           March 18, 1999 (1)
 3.18      Code of Regulations of Business Sound, Inc. (1)
 3.19      Amended and Restated Limited Liability Company Agreement of Muzak Holdings LLC, dated as of
           March 18, 1999 (1)
 3.20      Certificate of Formation of BI Acquisition, LLC. (1)
 3.21      Limited Liability Agreement of BI Acquisition, LLC dated as of August 18, 1999 (1)
 3.22      Certificate of Incorporation of ACN Holdings, Inc. (2)
 3.23      Certificate of Amendment of Certificate of Incorporation of ACN Holdings, Inc. (2)
 3.24      By-laws of ACN Holdings, Inc. (2)
 4.1       Indenture, dated as of March 18, 1999 by and among Muzak LLC and Muzak Finance Corp., as Issuers,
           Muzak Capital Corporation, MLP Environmental Music, LLC, Business Sound, Inc. and ACN Holdings
           LLC, as Guarantors and State Street Bank and Trust Company, as Trustee.
 4.2       Form of 9 7/8% Senior Subordinated Notes due 2009 (included in Exhibit 4.1 above as Exhibit A) (1)
 4.3       Registration Rights Agreement, dated as of March 18, 1999 by and among Muzak LLC and Muzak
           Finance Corp., the Guarantors named therein and CIBC Oppenheimer Corp. and Goldman, Sachs & Co., as Initial Purchasers. (1)
 4.4       Purchase Agreement, dated March 12, 1999 by and among Audio Communications Network, LLC and
           Muzak Finance Corp., the Guarantors named therein and CIBC Oppenheimer Corp. and Goldman, Sachs
           & Co., as Initial Purchasers. (1)
 4.5       Supplemental Indenture, dated as of August 30, 1999 by and among Muzak LLC, Muzak Finance Corp.,
           Muzak Capital Corporation, MLP Environmental Music, LLC, Business Sound, Inc., Muzak Holdings
           LLC and BI Acquisition, LLC, as Guarantors and State Street Bank and Trust Company, as Trustee. (1)
 4.6       Indenture, dated as of February 2, 2000 by and among Muzak LLC and Muzak Finance Corp., as Issuers and State Street Bank and Trust Company, as Trustee.
 4.7       Purchase Agreement, dated February 2, 2000 by and among Muzak LLC and Muzak Finance Corp., the
           Guarantors named therein and CIBC Inc.
 4.8       Registration Rights Agreement, dated as of February 2, 2000 by and among Muzak LLC and Muzak
           Finance Corp., the Guarantors named therein and CIBC Inc.

 EXHIBIT
NUMBER                                                    DESCRIPTION
--------   --------------------------------------------------------------------------------------------------------
 4.9       Indenture, dated as of March 18, 1999 by and among Muzak Holdings LLC and Muzak Holdings Finance
           Corp., as Issuers and State Street Bank and Trust Company, as Trustee. (2)
 4.10      Form of Series A 13% Senior Discount Notes due 2010 (included in Exhibit 4.1 above as Exhibit A). (2)
 4.11      Registration Rights Agreement, dated as of March 18, 1999, Muzak Holdings, LLC and Muzak Holdings
           Finance Corp., and Issuers and CIBC Oppenheimer Corp. and Goldman, Sachs & Co. as Initial
           Purchasers. (2)
 4.12      Purchase Agreement, dated as of March 12, 1999, by and among ACN Holdings, LLC and Muzak
           Holdings Finance Corp., as Issuers and CIBC Oppenheimer Corp. and Goldman, Sachs & Co. as Initial
           Purchasers. (2)
 4.13      Muzak LLC 15% Junior Unsecured Promissory Note due 2007 (1)
 4.14      Muzak LLC 15% Junior Unsecured Promissory Note due 2007.
 4.15      Muzak LLC 15% Junior Unsecured Promissory Note due 2007.
 4.16      Muzak LLC 15% Junior Unsecured Promissory Note due 2007.
10.1       Credit and Guaranty Agreement, dated as of March 18, 1999 among Audio Communications Network,
           LLC, as Borrower, Muzak Holdings LLC and certain subsidiaries of Audio Communications Network,
           LLC, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as Syndication Agent, Canadian
           Imperial Bank of Commerce, as Administrative Agent and Goldman Sachs Credit Partners L.P. and CIBC
           Oppenheimer Corp. as Co-Lead Arrangers. (1)
10.2       Pledge and Security Agreement, dated as of March 18, 1999, among Audio Communications Network,
           LLC, Muzak Holdings LLC, and certain present and future domestic subsidiaries of Audio Communi-
           cations Network, LLC, as Guarantors, and Canadian Imperial Bank of Commerce, as agent for the benefit of Lenders and Lender Counterparties and Indemnities. (1)
10.3       Indenture relating to the Senior Discount Notes, dated as of March 18, 1999, by and among, Muzak
           Holdings LLC and Muzak Holdings Finance Corp., as Issuers, and State Street Bank and Trust Company,
           as Trustee. (2)
10.4*      Amended and Restated Members Agreement, dated as of March 18, 1999, by and among Muzak Holdings
           LLC (f/k/a ACN Holdings, LLC), MEM Holdings LLC, David Unger, Joseph Koff, William Boyd and
           Music Holdings Corp. (1)
10.5*      Management and Consulting Services Agreement dated as of October 6, 1998 by and between ABRY
           Partners, Inc. and ACN Operating, LLC. (1)
10.6*      Form of Employment Agreement by and between Muzak LLC and each of the executive officers of
           Muzak other than William A. Boyd and David Unger. (1)
10.7*      Executive Employment Agreement, dated as of March 18, 1999, among Muzak Holdings LLC, Muzak
           LLC, and William A. Boyd. (1)
10.8*      Executive Employment Agreement dated as of October 6, 1998, by and among ACN Operating, LLC,
           Audio Communications Network, LLC and David Unger. (1)
10.9*      First Amendment to the Executive Employment Agreement dated as of March 18, 1999 to the certain
           Executive Employment Agreement dated as of October 6, 1998, by and between Audio Communications
           Network, LLC f/k/a ACN Operating, LLC and David Unger. (1)
10.10      First Amendment, Consent and Waiver, dated as of July 1, 1999 to the Credit and Guaranty Agreement,
           dated as of March 18, 1999 among Muzak LLC, as Borrower, Muzak Holdings LLC and certain
           Subsidiaries of Muzak LLC, as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as
           Syndication Agent, Canadian Imperial Bank of Commerce, as Administrative Agent and Goldman Sachs
           Credit Partners L.P. and CIBC Oppenheimer Corp. as Co-Lead Arrangers. (1)
10.11      Securities Repurchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC, David
           Unger and ABRY Broadcast Partners III, L.P. (2)
10.12      Second Amendment Consent and Waiver dated October 26, 1999 to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as borrower. (3)
10.13      Third Amendment Consent and Waiver dated January 14, 2000 to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as Borrower.
10.14      Securityholders Agreement dated as of March 18, 1999 by and among Muzak Holdings LLC (f/f/a ACN
           Holdings, LLC), MEM Holdings, LLC and Capstar Broadcasting Corporation. (2)
10.15      Investor Securities Purchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC and the investors named therein. (2)
10.16      Form of Incentive Unit Agreement by and among Muzak Holdings LLC, each of the Name Executives and ABRY Broadcast Partners III, L.P. (2)

  EXHIBIT
NUMBER                             DESCRIPTION
----------   ------------------------------------------------------
 21.1        Subsidiaries of Muzak LLC and Muzak Finance Corp. (1)
 27          Financial Data Schedule.

---------
     * Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-78571.

(2) Incorporated by reference to the Parent's Registration Statement on Form S-4, File No. 333-78573.

(3) Incorporated by reference to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

     (b) Reports on Form 8-K.

     (c) During the last quarter of the fiscal year for which this report on Form 10-K was filed, the Company filed no reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized., on the 30th day of March 2000.


                                      MUZAK FINANCE CORP.
                                      MUZAK LLC


                                      By:
                                         --------------------------------------

                                         NAME: WILLIAM A. BOYD

                                         TITLE: PRESIDENT AND CHIEF EXECUTIVE
                                         OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



              SIGNATURE                                 TITLE
-------------------------------------  --------------------------------------
                                       President and Chief Executive Officer
       ------------------------
       WILLIAM A. BOYD                 (Principal Executive Officer)
                                       Chief Financial Officer (Principal
       ------------------------
       BRAD D. BODENMAN


       ------------------------
       ROYCE YUDKOFF

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Muzak LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 25 related to Muzak LLC present fairly, in all material respects, the financial position of Muzak LLC and its subsidiaries (the "Company"), formally known as Audio Communications Network, LLC, at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period from October 7, 1998 to December 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 25, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


Charlotte, North Carolina
March 24, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Muzak LLC

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 25 related to Audio Communications Network, Inc. ("ACN" or "Predecessor Company") present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 1998 to October 6, 1998 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of ACN's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




/s/ PRICEWATERHOUSECOOPERS LLP




February 19, 1999
Charlotte, North Carolina

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Muzak LLC:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Audio Communications Network, Inc. and its subsidiaries (the "Predecessor Company") for the year ended December 31, 1997. These financial statements are the responsibility of the Predecessor Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the year ended December 31, 1997 in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP




Orlando, Florida
March 31, 1998

ITEM 1. FINANCIAL STATEMENTS
                                   MUZAK LLC


                          CONSOLIDATED BALANCE SHEETS


                                (IN THOUSANDS)



                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                             -------------- -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ................................   $   2,275      $  1,293
  Accounts receivable, net of allowances of $3,683 and $450.      39,203         1,764
  Inventories ..............................................      12,283         1,323
  Prepaid expenses and other assets ........................       2,304           125
                                                               ---------      --------
   Total current assets ....................................      56,065         4,505
Property and equipment, net ................................      95,050        17,499
Intangible assets, net .....................................     314,364        49,039
Deferred charges and other assets, net .....................      28,795         1,884
                                                               ---------      --------
   TOTAL ASSETS ............................................   $ 494,274      $ 72,927
                                                               =========      ========

LIABILITIES AND MEMBER'S INTEREST
CURRENT LIABILITIES:
  Revolving credit facility ................................   $  25,000      $     --
  Current maturities of long term debt .....................       4,197            --
  Related party notes ......................................          --        42,183
  Current maturities of other liabilities ..................       1,394            34
  Accounts payable .........................................      15,123         2,439
  Accrued expenses .........................................      34,433         1,525
  Advance billings .........................................      11,171            --
                                                               ---------      --------
   Total current liabilities ...............................      91,318        46,181
Long-term debt .............................................     278,917           460
Related party notes ........................................      30,000            --
Other liabilities ..........................................       9,798            26
Commitments and Contingencies ..............................
MEMBER'S INTEREST
  Common units (100 issued and outstanding) ................     107,124        27,407
  Accumulated Deficit ......................................     (22,883)       (1,147)
                                                               ---------      --------
   Total member's interest .................................      84,241        26,260
                                                               ---------      --------
   TOTAL LIABILITIES AND MEMBER'S INTEREST .................   $ 494,274      $ 72,927
                                                               =========      ========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                   MUZAK LLC


                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                (IN THOUSANDS)



                                                                                           PREDECESSOR COMPANY
                                                                                   ------------------------------------
                                                                   PERIOD FROM        PERIOD FROM
                                                                 OCTOBER 7, 1998    JANUARY 1, 1998
                                                YEAR ENDED           THROUGH            THROUGH          YEAR ENDED
                                            DECEMBER 31, 1999   DECEMBER 31, 1998   OCTOBER 6, 1998   DECEMBER 31, 1997
                                           ------------------- ------------------- ----------------- ------------------
  Revenues:
    Music and other business services ....      $  92,149           $  3,909           $ 12,315           $ 12,784
    Equipment and related services .......         37,867              2,005              6,602              4,768
                                                ---------           --------           --------           --------
                                                  130,016              5,914             18,917             17,552
                                                ---------           --------           --------           --------
  Cost of revenues:
    Music and other business services ....         19,317                833              2,670              3,597
    Equipment and related services .......         29,002              1,723              5,536              3,572
                                                ---------           --------           --------           --------
                                                   48,319              2,556              8,206              7,169
                                                ---------           --------           --------           --------
  Gross profit ...........................         81,697              3,358             10,711             10,383
                                                ---------           --------           --------           --------
  Selling, general and administrative
    expenses .............................         42,495              1,794              7,245              5,113
  Depreciation and amortization expense ..         36,479              1,683              4,372              4,057
                                                ---------           --------           --------           --------
  Income (loss) from operations ..........          2,723               (119)              (906)             1,213
  Other income (expense):
    Interest expense, net ................        (24,918)            (1,033)            (2,520)            (2,649)
    Other, net ...........................             20                  5                  6                 59
                                                ---------           --------           --------           --------
  Loss before income taxes ...............        (22,175)            (1,147)            (3,420)            (1,377)
  Income tax provision (benefit) .........           (439)                --                  8                 26
                                                ---------           --------           --------           --------
  Net loss ...............................      $ (21,736)          $ (1,147)          $ (3,428)          $ (1,403)
                                                =========           ========           ========           ========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                   MUZAK LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                            PREDECESSOR COMPANY
                                                                                      -------------------------------
                                                                                       PERIOD FROM
                                                                       PERIOD FROM     JANUARY 1,
                                                                     OCTOBER 7, 1998      1998
                                                       YEAR ENDED        THROUGH         THROUGH
                                                      DECEMBER 31,     DECEMBER 31,    OCTOBER 6,      YEAR ENDED
                                                          1999             1998           1998      DECEMBER 31, 1997
                                                     -------------- ----------------- ------------ ------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss ........................................   $  (21,736)      $ (1,147)      $  (3,428)      $  (1,403)
   Adjustments to derive cash flow from
    continuing operating activities:
   Deferred income tax benefit .....................         (458)            --              --              --
   Depreciation and amortization ...................       36,479          1,683           4,372           4,259
   Amortization of deferred financing fees .........          968             20              58              --
   Interest contributed to equity ..................           --            145              --              --
   Deferred subscriber acquisition costs ...........       (7,246)          (209)           (524)           (712)
   Unearned installment income .....................        1,110             --              --              --
   Net change in certain assets and liabilities, net
    of business acquisitions .......................
    (Increase) decrease in accounts receivable .....      (15,413)            95             241          (1,055)
    (Increase) decrease in inventory ...............       (3,225)          (524)            303          (3,389)
    Increase in accrued expenses ...................        3,716            597             112             576
    Increase (decrease) in accounts payable ........       (2,587)           546             379            (999)
    Increase in advance billings ...................        5,244             --              --              --
    Other, net .....................................          822            (39)             80             819
                                                       ----------       --------       ---------       ---------
     NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES ..................................       (2,326)         1,167           1,593          (1,904)
                                                       ----------       --------       ---------       ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash .......................     (306,052)       (67,028)             --              --
   Capital expenditures for property and
    equipment ......................................      (30,785)        (1,308)         (3,538)           (591)
   Proceeds from the sale of intangible assets .....           --             --              --             185
   Cash acquired in acquisition ....................           --             --              --             876
                                                       ----------       --------       ---------       ---------
     NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES ..................................     (336,837)       (68,336)         (3,538)            470
                                                       ----------       --------       ---------       ---------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of senior subordinated
    notes ..........................................      115,000             --              --              --
   Proceeds from issuance of senior credit facility       165,000             --              --              --
   Proceeds from long-term debt ....................           --             --           2,200          25,534
   Proceeds from contributions by Parent ...........       64,275          8,602              --              --
   Proceeds from sale of stock .....................           --             --               7              71
   Repayment of notes payable to related parties ...      (41,683)                            --              --
   Issuance of notes payable to related party ......       30,000         59,478              --              --
   Net borrowings under revolver ...................       25,000                                             --
   Repayments of other debt ........................       (3,534)              (8)         (552)        (23,624)
   Payment of fees associated with the financing ...      (13,913)            --              --              --
                                                                        ----------     ---------       ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES            340,145         68,072           1,655           1,981
                                                                        ----------     ---------       ---------

   INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS ....................................          982            903            (290)            547
   CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD .........................................        1,293            390             680             133
                                                       ----------       ----------     ---------       ---------
   CASH AND CASH EQUIVALENTS, END OF PERIOD ........   $    2,275       $  1,293       $     390       $     680
                                                       ==========       ==========     =========       =========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                   MUZAK LLC


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND MEMBER'S
                                   INTEREST


                       (IN THOUSANDS, EXCEPT FOR UNITS)


PREDECESSOR COMPANY, INC:



                                                           CONTRIBUTED            CONTRIBUTED
                                                             CAPITAL-               CAPITAL                      TOTAL
                                                            PREFERRED    COMMON    IN EXCESS   ACCUMULATED   STOCKHOLDERS'
                                              INVESTMENT     WARRANTS     STOCK     OF PAR       DEFICIT        EQUITY
                                             ------------ ------------- -------- ------------ ------------- --------------
Balance, December 31, 1996 .................   $  3,750      $  194      $   --     $   --      $ (1,395)      $  2,549
 Merger-related activity ...................     (3,750)       (194)      1,102      9,683            --          6,841
 Stock issued to directors and employees
   in lieu of cash compensation ............         --          --          10        111            --            121
 Stock purchased by employees under
   stock purchase plan .....................         --          --           1         10            --             11
 Stock options exercised ...................         --          --          13         47            --             60
 Net loss ..................................         --          --          --         --        (1,403)        (1,403)
                                               --------      ------      ------     ------      --------       --------
Balance, December 31, 1997 .................   $     --      $   --      $1,126     $9,851      $ (2,799)      $  8,179
Stock options exercised ....................         --          --           1          6            --              7
Net loss ...................................         --          --          --         --        (3,428)        (3,428)
                                               --------      ------      ------     ------      --------       --------
Balance at October 6, 1998 .................   $     --      $   --      $1,127     $9,857      $ (6,227)      $  4,757
                                               ========      ======      ======     ======      ========       ========

--------------------------------------------------------------------------------
MUZAK LLC:



                                                                                                           TOTAL
                                                                          COMMON UNITS     ACCUMULATED    MEMBER'S
                                                                       UNITS    DOLLARS      DEFICIT      INTEREST
                                                                      ------- ----------- ------------- -----------
Balance at October 7, 1998 (prior to initial contribution by Parent)     --    $     --     $      --    $      --
Issuance of common units ............................................   100      27,407            --       27,407
Net loss ............................................................    --          --        (1,147)      (1,147)
                                                                        ---    --------     ---------    ---------
Balance, December 31, 1998 ..........................................   100    $ 27,407     $  (1,147)   $  26,260
Additional capital contributed ......................................    --      79,717            --       79,717
Net loss ............................................................    --          --       (21,736)     (21,736)
                                                                        ---    --------     ---------    ---------
Balance, December 31, 1999 ..........................................   100    $107,124     $ (22,883)   $  84,241
                                                                        ===    ========     =========    =========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                   MUZAK LLC


                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION -- Muzak LLC ("the Company"), a Delaware limited liability company, was formed on August 28, 1998 as ACN Operating LLC and in October 1998 changed its name to Audio Communications Network, LLC ("ACN"). On October 7, 1998 ACN commenced operations with its acquisition of the independent franchisees in the Baltimore, Charlotte, Hillsborough, Kansas City, St. Louis, Jacksonville, Phoenix, and Fresno areas from Audio Communications Network, Inc. (the "Predecessor Company"). On March 18, 1999, Muzak Limited Partnership ("Old Muzak") merged with and into ACN. At the time of the merger, ACN changed its name to Muzak LLC.

     The Company is a wholly owned subsidiary of Muzak Holdings LLC (the "Parent"), previously known as ACN Holdings, LLC. As of December 31, 1999, ABRY Partners, LLC. and its respective affiliates collectively own approximately 68% of the beneficial interests in the Parents voting interests. All of the operating activities are conducted through the Company and its subsidiaries.

     The Company derives the majority of its revenues from the sale of business music products. The core porduct is AUDIO ARCHITECTURE and its two complementary products are AUDIO MARKETING and VIDEO IMAGING. These revenues are generated by clients, who pay monthly subscription fees under noncancelable five year contracts.

     The Company also derives revenues from the sale and lease of audio system-related products, principally sound systems and intercoms, to business music clients and other clients. In addition, the Company sells electronic equipment, such as proprietary tape playback equipment and other audio and video equipment to franchisees to support the sale of business music services. Installation, service and repair revenues consist principally of revenues from the installation of sound systems and other equipment that is not expressly part of a business music contract, such as paging, security and drive-through systems. These revenues also include revenue from the installation, service and repair of equipment installed under a business music contract. Music contract installation revenues are deferred and recognized over the term of the respective contracts.

     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of the Company and its subsidiaries; Muzak Capital Corporation, Muzak Finance Corporation, Business Sound Inc., Electro Systems Corporation, BI Acquisition LLC, MLP Environmental Music, LLC, Audio Environments, Inc, and Background Music Broadcasters, Inc. All significant intercompany items have been eliminated in consolidation. Certain prior year items have been reclassified to conform with the fiscal 1999 presentation.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financials statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS -- Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

     INVENTORIES -- Inventories consist primarily of electronic equipment and are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.

     PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 30 years. Sound and music equipment installed at customer premises under contracts to provide music programming services is transferred from inventory to property and equipment at cost plus an allocation of installation costs and is amortized over 5 years. Impairment losses are recognized if recorded values exceed undiscounted future cash flows, by reducing them to estimated fair value. No impairment losses were recognized by the Company or the Predecessor Company for the periods presented.

     INTANGIBLE ASSETS -- Goodwill, the excess of the purchase price over the fair value of net assets of businesses acquired, is amortized over twenty years using the straight-line method. Income producing contracts are amortized using the straight-line method over periods ranging from 8-14 years. Management evaluates the recoverability of intangibles by comparing

                                   MUZAK LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

recorded values to the undiscounted future cash flows that can be generated by such assets. Impairment losses are recognized if recorded values exceed undiscounted future cash flows, by reducing them to estimated fair value. No impairment losses were recognized by the Company for the periods presented.

     INCOME TAXES -- The Company is a Limited Liability Company that is treated as a partnership for income tax purposes. No provision for income taxes is required by the Company as its income and expenses are taxable to or deductible by its members. The Company's corporate subsidiaries are subject to income taxes and account for deferred income taxes under the liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

     REVENUE RECOGNITION -- Revenues from music services are recognized on a straight-line basis over the term of the customer contracts in the period services are provided. Revenues for equipment sales and related installation are recognized upon delivery or installation. Contracts are typically for a five-year non-cancelable period with renewal options for an additional five years. Fees received for services to franchisees are recognized as revenues in the month services are provided.

     SUBSCRIBER ACQUISITION COSTS -- Subscriber acquisition costs are direct sales commissions incurred in connection with acquiring new subscribers, which are amortized as a component of selling, general, and administrative expenses over the life of the customer contract or five years, whichever is shorter, on a straight-line basis. If a customer contract terminates early, the unamortized subscriber acquisition costs is typically recovered from the salesperson. Subscriber acquisition costs are included in deferred charges and other assets, net.

     ADVANCE BILLINGS -- The Company invoices certain customers in advance for contracted music and other business services. Amounts invoiced in advance of the service period are deferred when invoiced and recognized as revenue in the period earned.

     CONCENTRATION OF CREDIT RISK -- Concentrations of credit risk with respect to trade accounts receivable are limited as the Company sells its products to customers in diviersified industries thorughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses have been within management's expectations and estimates.


2. ACQUISITIONS

     On October 7, 1998, the Company acquired certain assets and liabilities of ACN for $66.8 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the consideration paid was allocated based on the estimated fair market value of the net assets acquired. The excess of the consideration paid over the estimated fair market value of the net assets acquired approximated $17.0 million and is being using the straight amortized using the straight-line method over 20 years.

     In order to complete the acquisition of ACN, the Company received a $8.4 million capital contribution from the Parent, and issued notes payable to a related party and the Parent of $40.8 million (see Note 6) and $17.6 million, respectively.

     On December 4, 1998, the Parent converted the $17.6 million note payable along with additional noted issued during the period of October 7, 1998 through December 31, 1998 which approximated $1.0 million, plus accrued interest of $0.1 million, into membership interests.

     As discussed in Note 1, on March 18, 1999 Old Muzak merged with and into ACN. Under the terms of the agreement, the Company paid total consideration of $274.2 million, which is comprised of the following: $125.5 million cash consideration, $114.9 million consideration in the tender offer and consent solicitation for the 10% Senior Notes due 2003 of Old Muzak, $15.9 million for debt repayment of Old Muzak outstanding obligations and assumed $17.9 million of other obligations. In addition, at the time of the merger, the Company repaid $41.7 million borrowed from ABRY Broadcast Partners by ACN in October 1998 in connection with the acquisition of the Company's independent franchisees from the Predecessor Company and converted $0.7 million into voting units of the Parent.

     In 1999, the Company made the following acquisitions:

                                   MUZAK LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. ACQUISITIONS -- (CONTINUED)

   o On January 15, 1999, the Company acquired all of the outstanding stock of Business Sound, Inc. for approximately $4.1 million, which included 3,661 Class A units of the Parent. Business Sound was the Company's independent franchisee for the New Orleans, Louisiana and Mobile, Alabama areas.

   o On February 24, 1999, the Company acquired all of the outstanding stock of Electro Systems for approximately $0.7 million, which included 650 Class A units of the Parent, and assumed certain nonrecourse debt of $2.4 million. Electro Systems was the Company's independent franchise located in Panama City, Florida.

     The Company made thirteen acquisitions between the merger on March 18, 1999 and December 31, 1999. The table below provides information regarding these acquisitions (in millions, except for number of Parent units).



                                                            ACQUIRED ASSETS                         ACQUIRED         ACQUIRED
DATE                 PURCHASE PRICE(5)                         OR STOCK                             BUSINESS         MARKETS
------------------- ------------------- ------------------------------------------------------ ----------------- ---------------
March 18, 1999       $  18.1 (1)        Net assets of Capstar Broadcasting                     Independent       Georgia,
                                        Corporation's independent franchisee                   franchisee        Florida
April 1, 1999        $  0.2             Net assets of Custom On Hold Services Inc              Audio Marketing   Washington
May 1, 1999          $   3.2 (2)        Net assets of Capstar Broadcasting Corporation's       Independent       Georgia
                                        independent franchisee                                 franchisee        Nebraska
                                                                                                                 Florida
June 1, 1999         $  6.9             Net assets of Advertising on Hold, Inc                 Audio Marketing   Florida,
                                                                                                                 Georgia,
                                                                                                                 North Carolina
June 1, 1999         $  0.8             Net assets of CustomTronics Sound                      Business Music    California
July 1, 1999         $  0.9             Net assets of Penobscot Broadcasting Corporation       Independent       Maine
                                                                                               franchisee
August 1, 1999       $  1.3             Net assets of LaBov and Beyond, Inc                    Audio Marketing   Indiana
August 1, 1999       $  3.5             Net assets of US West Communications Services, Inc's   Audio Marketing   National
                                        Please Hold Promotions
September 1, 1999    $  4.7             Stock of Broadcast International, Inc                  Business Music    National
October 1, 1999      $ 10.3             Net assets of Midwest Systems and Services, Inc        Business Music    Illinois,
                                                                                                                 Indiana,
                                                                                                                 Ohio,
                                                                                                                 West Virginia
November 1, 1999     $  2.9             Net assets of A & D Music, Inc                         Independent       Oregon
                                                                                               franchisee
November 1, 1999     $   7.9 (3)        Stock of Audio Environment, Inc and Background         Independent       California
                                        Music Broadcasters Inc                                 franchisee
December 1, 1999     $  13.2 (4)        Net assets of MountainWest Audio, Inc                  Independent       Utah,
                                                                                               franchisee        Idaho,
                                                                                                                 Washington

---------
(1) Total purchase price included 13,535 Class A units of the Parent.

(2) The Parent acquired Capstar Broadcasting Corporation's ("Capstar") independent franchisees located in Atlanta, Albany, and Macon, Georgia, Ft Myers, Florida and Omaha Nebraska. The total consideration was accounted for as an equity contribution to the Company and included 2,385 Class A units of the Parent.

(3) Total purchase price included 100 Class A units of the Parent.

(4) The Company paid $3.1 million of the purchase price of Mountain West Audio as of December 31, 1999. In February 2000, the Company paid the remaining purchase price, which included 456 Class A units of the Parent.

(5) The purchase price does not include transaction costs.

                                   MUZAK LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. ACQUISITIONS -- (CONTINUED)

     The results of operations of the acquired companies are included in the Company's consolidated statement of operations for the periods in which they were owned by the Company.

     The acquisitions were accounted for under the purchase method of accounting. Accordingly, the consideration was allocated to the net assets acquired based on the fair market values at the date of acquisition as determined through the use of an independent appraisal. The excess of purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible assets acquired approximated $127.9 million and is being amortized over a period of twenty years on a straight-line basis.

     The following presents the unaudited pro forma results assuming that the acquisitions discussed above and financings (see Note 6) had occurred as of the beginning of fiscal 1999 and 1998. These pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).



                                         FISCAL YEAR ENDED
                                DECEMBER 31, 1999   DECEMBER 31, 1998
                               ------------------- ------------------
                                            (UNAUDITED)
Revenues .....................      $ 170,970          $ 161,379
Loss from operations .........         (2,075)            (9,554)
Net Loss .....................        (34,550)           (40,572)

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):



                                              USEFUL
                                               LIFE    DECEMBER 31,   DECEMBER 31,
                                             (YEARS)       1999           1998
                                            --------- -------------- -------------
Equipment provided to subscribers .........   4-6       $  72,598      $ 16,186
Capitalized Install Labor .................    5           18,270            --
Other .....................................   3-30         22,606         2,113
                                                        ---------      --------
                                                          113,474        18,299
Less accumulated depreciation .............               (18,424)         (800)
                                                        ---------      --------
                                                        $  95,050      $ 17,499
                                                        =========      ========

     Depreciation of property and equipment was $17.6 million, $0.8 million, $1.9 million, and $1.4 million for year ended December 31, 1999, the period from October 7, 1998 to December 31, 1998, for the period from January 1, 1998 to October 6, 1998, and for the year ended December 31, 1997, respectively.

                                   MUZAK LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. INTANGIBLE ASSETS
     Intangible assets consist of the following (in thousands):



                                         USEFUL LIFE   DECEMBER 31,   DECEMBER 31,
                                           (YEARS)         1999           1998
                                        ------------- -------------- -------------
Goodwill ..............................      20         $ 143,094      $ 15,112
Income producing contracts ............     8-14          136,184        34,810
License agreements ....................      20             5,082            --
Trademarks ............................      5             14,866            --
Non-compete agreements ................     2-7            16,401            --
Other .................................     5-20           18,430            --
                                                        ---------      --------
                                                          334,057        49,922
Less accumulated amortization .........                   (19,693)         (883)
                                                        ---------      --------
                                                        $ 314,364      $ 49,039
                                                        =========      ========

     Amortization of intangible assets was $18.8 million, $0.8 million, $2.5 million, and $2.6 million for the year ended December 31, 1999, the period from October 7, 1998 to December 31, 1998, for the period from January 1, 1998 to October 6, 1998, and for the year ended December 31, 1997, respectively.


5. ACCRUED EXPENSES
     Accrued expenses are summarized below (in thousands):



                                                         DECEMBER 31,   DECEMBER 31,
                                                             1999           1998
                                                        -------------- -------------
Accrued Interest ......................................     $ 7,245            --
Additional purchase price of Mountain West Audio, Inc.       10,200            --
Accrued compensation and benefits .....................       2,323            30
Licensing related accruals ............................       2,754            65
Other .................................................      11,911         1,430
                                                            -------         -----
                                                            $34,433       $ 1,525
                                                            =======       =======

---------
Additional purchase price for Mountain West Audio, Inc. was paid in February
2000.


6. DEBT
     Debt obligations consist of the following (in thousands):



                                                    DECEMBER 31,   DECEMBER 31,
                                                        1999           1998
                                                   -------------- -------------
Revolving loan -- Senior credit facility .........    $ 25,000       $    --
                                                      ========       =======
Related Party Notes ..............................    $ 30,000       $42,183
                                                      ========       =======
Long term debt:
 Senior Credit Facility ..........................    $165,000       $    --
 Senior Notes ....................................     115,000            --
 Other ...........................................       3,114           460
                                                      --------       -------
 Total debt obligations ..........................     283,114           460
 Less current maturities .........................      (4,197)           --
                                                      --------       -------
                                                      $278,917       $   460
                                                      ========       =======

                                   MUZAK LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. DEBT -- (CONTINUED)

SENIOR CREDIT FACILITY

     In March 1999, the Company entered into a new senior credit facility ("Senior Credit Facility") consisting of: (i) a term loan facility in the amount of $30.0 million payable in semi-annual installments until final maturity on December 31, 2005 ("Term Loan A") ; (ii) a term loan facility in the amount of $105.0 million payable in semi-annual installments until final maturity on December 31, 2006 ("Term Loan B")(together with Term Loan A , the "Term Loans"); and (iii) a revolving loan (the "Revolving Loan") in an aggregate principal amount of up to $35.0 million terminating on December 31, 2005. In July 1999, the Company amended the Senior Credit Facility which increased the principal amount of the Term Loan B by $30.0 million to $135.0 million. In October 1999, the Company amended the Senior Credit Facility to enable a related party to make a subordinated loan to the Company in the aggregate principal amount of $20.0 million and to permit the Company to issue additional senior subordinated notes and the Parent to issue preferred stock if certain covenants are met by the Company.

     The Senior Credit Facility, which is guaranteed by the Parent, the Company, and certain of its domestic subsidiaries contains restrictive covenants including maintenance of interest and leverage ratios and various other restrictive covenants which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling assigning, transferring, leasing, conveying, or otherwise disposing of assets. These conditions were satisfied as of December 31, 1999.

     Indebtedness under the Term Loan A and the Revolving Loans bear interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 1.00% to 2.00% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.0%to 3.0%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, interest, depreciation, amortization and other non cash charges) were 2.0% in the case of Alternate Base Rate and 3.0% in the case of LIBOR as of December 31, 1999. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (as described above) plus a margin of 2.5% or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 3.5%. The weighted average rate of interest on the Senior Credit Facility at December 31, 1999 was 9.01%.


SENIOR NOTES

     On March 18, 1999, the Company together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes ("Senior Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Notes are general unsecured obligations of the Company and Muzak Finance and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and Muzak Finance. The Senior Notes are guaranteed by the Parent, MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., and Muzak Capital Corporation. The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. Before March 15, 2002, the issuers may redeem up to 35% of the aggregate principal amount of the Notes originally issued under the indenture at a redemption price of 109.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings if certain conditions are met. After March 15, 2004, the issuers may redeem all or part of the Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

                                   MUZAK LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. DEBT -- (CONTINUED)

RELATED PARTY NOTES

     From July 1, 1999 through November 24, 1999, the Company borrowed an aggregate amount of $30.0 million, from MEM Holdings LLC in the form of Junior Subordinated Unsecured Notes (the "ABRY Notes"). MEM Holdings is a company that owns 68% of the voting interests in the Parent. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

     The ABRY Notes mature on June 30, 2007, at which time principal and accrued interest are due. Interest accrues at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 will bear interest at 15% per annum until such interest is paid or extinguished. The ABRY Notes are junior and subordinate to payments for the Senior Credit Facility, and the Senior Notes. At any time, all of the ABRY Notes, with the exception of the $3.0 million note may be converted into class A units of the Parent. If the ABRY Notes with the exception of the $3.0 million note, have not been repaid in full as of May, 2001, the ABRY Notes will automatically be converted into class A units of the Parent. Proceeds from the ABRY Notes were used to fund operations and acquisitions.

     In order to complete the acquisition of the Predecessor Company, the Company issued Notes payable to a related party for $40.8 million in 1998. The Company repaid $41.7 million outstanding under this note at the time of the merger and converted $0.7 million into Class A units the Parent.


OTHER DEBT

     In connection with the purchase of ElectroSystems on February 24, 1999, the Company assumed several promissory notes, totaling $2.4 million as of the acquisition date. All of the notes, with the exception of one, bear interest at 9.887% and mature in November 2016. The Company is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The Note terms are the same for all but one of the notes. This note bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

     See Note 14 for a description of additional debt incurred by the Company after December 31, 1999.


ANNUAL MATURITIES

     Annual maturities of long-term debt obligations are as follows (in thousands):


  2000 ...............  $  4,197
  2001 ...............     5,181
  2002 ...............     6,680
  2003 ...............     7,761
  2004 ...............    26,344
  Thereafter .........  $232,951

     Total interest paid by the Company on all indebtedness was $14.1 million, $2.0 thousand, $2.9 million, and $2.2 million for the year ended December 31, 1999, the period from October 7, 1998 through December 31, 1998, for the period from January 1, 1998 through October 6, 1998 and the year ended December 31, 1997, respectively.


INTEREST RATE PROTECTION PROGRAMS

     During April 1999, the Company entered into a four year interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month Libor for 5.59% fixed rate debt. This agreement is designated as a hedge of interest rates, and the differential to be paid or received on the swap is accrued as an adjustment to interest expense as interest rates change. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement. However, the Company does not anticipate nonperformance by the counterparty. The effect of this interest rate protection agreement on the operating results of the Company was to increase interest expense by $67 thousand in fiscal 1999. The Company terminated this agreement on January 28, 2000 and received approximately $4.4 million for this agreement. The proceeds will be recorded an as adjustment to interest expense.

                                   MUZAK LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. DEBT -- (CONTINUED)

     On January 28, 2000, the Company entered into a new interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month Libor for 7.042% fixed rate debt. The interest rate swap agreement terminates on April 19, 2002. Payments received, if any, as a result of this agreement are accrued as an adjustment to interest expense.


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's debt as of December 31, 1999 and December 31, 1998 were $334.5 million and $42.7 million, respectively. The fair value of the Senior Notes is based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value.

     The fair value of the interest rate swap agreement was approximately $4.4 million as of December 31, 1999. The fair values of interest rate swaps are obtained from dealer quotes which represents the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and creditworthiness of the counterparties.


7. LEASE COMMITMENTS

     The Company is the lessee under various long-term operating and capital leases for machinery, equipment, buildings, and vehicles for periods ranging from 2 years to 10 years. The Company has also entered into various agreements to lease transponders to transmit music programs via direct broadcast satellite. The majority of these leases contain renewal provisions.

     At December 31, 1999, future minimum lease payments under operating and capital leases as follows (in thousands):



FISCAL YEAR ENDING                   CAPITAL    OPERATING
---------------------------------- ----------- ----------
  December 2000 ..................   $ 1,260    $  8,030
  December 2001 ..................     1,038       7,180
  December 2002 ..................       567       6,749
  December 2003 ..................       194       6,269
  December 2004 ..................         2       5,854
  Later Years ....................        --      10,442
  Less Imputed Interest ..........      (323)         --
  Less Executory Cost ............      (446)         --
                                     -------    --------
                                     $ 2,292    $ 44,524
                                     =======    ========

     Rental expense under operating leases was $6.3 million, $94 thousand, $0.2 million, and $0.7 million for the year ended December 31, 1999, for the period from October 7, 1998 through December 31, 1998, for the period from January 1, 1998 through October 6, 1998, and for the year ended December 31, 1997, respectively.


8. EMPLOYEE BENEFIT PLANS

     During 1999, the Company maintained two defined contribution plans. Substantially all employees are covered under a plan whereby eligible employees may contribute up to 14% of their compensation per year, subject to certain tax law restrictions. The Company has the option to make a matching contribution up to a maximum of 100% of the first 3% and 50% of the next 3%, up to 6% of the total base salary contributed by the employee each year. Participants are immediately vested in their contributions as well as the employer's contributions. Certain other employees are covered under a plan whereby employees may contribute up to 15% of pre-tax pay and employer contributions are discretionary. Participants are immediately vested in their contributions and become fully vested in employer contributions after the third year of service with the Company.

     Plan expense was $0.8 million, $55 thousand, $23 thousand, and $32 thousand for the year ended December 31, 1999, for the period from October 7, 1998 to December 31, 1998, the period from January 1, 1998 to October 6, 1998 and the year ended December 31, 1997, respectively.

                                   MUZAK LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. INCOME TAXES
     The provision (benefit) for income taxes is as follows (in thousands):



                                                                      PREDECESSOR COMPANY
                                                                -------------------------------
                                                PERIOD FROM        PERIOD FROM         YEAR
                                              OCTOBER 7, 1998    JANUARY 1, 1998      ENDED
                             YEAR ENDED           THROUGH            THROUGH       DECEMBER 31,
                         DECEMBER 31, 1999   DECEMBER 31, 1998   OCTOBER 6, 1998       1997
                        ------------------- ------------------- ----------------- -------------
Current tax:
 Federal ..............       $    8                $--                $--             $--
 State ................           10                 --                  8              26
                              ------                ---                ---             ---
                                  18                 --                  8              26
                              ------                ---                ---             ---
Deferred tax (benefit):
 Federal ..............         (384)                --                 --              --
 State ................          (73)                --                 --              --
                              ------                ---                ---             ---
                                (457)                --                 --              --
                              ------                ---                ---             ---
   Total ..............       $ (439)               $ 0                $ 8             $26
                              ======                ===                ===             ===

     The Company's effective tax rate differs from the statutory federal tax rate for the following reasons:



                                                                                        PREDECESSOR COMPANY
                                                                                  -------------------------------
                                                                  PERIOD FROM        PERIOD FROM         YEAR
                                                                OCTOBER 7, 1998    JANUARY 1, 1998      ENDED
                                               YEAR ENDED           THROUGH            THROUGH       DECEMBER 31,
                                           DECEMBER 31, 1999   DECEMBER 31, 1998   OCTOBER 6, 1998       1997
                                          ------------------- ------------------- ----------------- -------------
Federal tax (benefit) of statutory rates       $ (7,761)            $ (401)           $ (1,197)        $ (477)
State income taxes ......................           (40)                --                  --             17
Goodwill and nondeductive expenses ......            30                 --                 467            253
Losses allocated directly to partners ...         7,332                401                  --             --
Increase in valuation allowance .........            --                 --                 738            294
Other ...................................            --                 --                  --            (61)
                                               --------             ------            --------         ------
                                               $   (439)            $    0            $      8         $   26
                                               ========             ======            ========         ======

     The components of the net deferred tax asset (liability) at December 31 are as follows (in thousands):



                                                                                        1999       1998
                                                                                    -----------   -----
        Net operating loss carryforwards ..........................................  $    937      $--
        Property and equipment ....................................................      (150)      --
        Intangible assets .........................................................    (2,714)      --
        Capitalized commissions ...................................................      (217)      --
        Other .....................................................................        38       --
                                                                                     --------      ---
         Net deferred tax liability (included in other long term liabilities) .....  $ (2,106)     $--
                                                                                     ========      ===

10. RELATED PARTY TRANSACTIONS

     During October 1998, the Company entered into a Management Agreement with ABRY Partners which provides that the Company will pay a management fee as defined in the Management Agreement. There were no fees incurred under the agreement during 1999 and for the period from October 7, 1998 to December 31, 1998. Either the Company or ABRY Partners, with the approval of the Board of Directors of the Parent, may terminate the Management Agreement by prior written notice to the other.

     During fiscal 1999, the Company borrowed $30.0 million from MEM Holdings under junior subordinated notes. See Note 7 for a description of this related party note.

                                   MUZAK LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. MUZAK FINANCE CORP.
     Muzak Finance Corp. had no operating activities during the twelve months ended December 31, 1999


12. COMMITMENTS AND CONTINGENCIES


LITIGATION

         The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of the Company believes that the resulting liability, if any, will not have a material effect upon the Company's consolidated financial statements or liquidity.


OTHER COMMITMENTS

     As of December 31, 1999, the Company's operations has approximately $5.2 million in outstanding capital expenditure commitments. The Company, as discussed in Note 7 above, is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.


13. QUARTERLY FINANCIAL DATA (UNAUDITED): (IN THOUSANDS)

     The quarterly data below is based on the Company's fiscal periods.



                                         FISCAL 1999
                       -----------------------------------------------
                          FIRST       SECOND      THIRD       FOURTH
                         QUARTER     QUARTER     QUARTER     QUARTER
                       ----------- ----------- ----------- -----------
Net Sales ............  $ 12,151    $ 35,518    $ 40,255    $ 42,092
Gross Profit .........     7,680      22,030      24,867      27,120
Net Loss .............      (597)     (5,508)     (7,152)     (8,479)


                                                  FISCAL 1998
                                         ----------------------------
                                          PERIOD FROM OCTOBER 7, 1998
                                           THROUGH DECEMBER 31, 1998
                                         ----------------------------
Net Sales ..............................           $  5,914
Gross Profit ...........................              3,358
Loss before extraordinary item .........             (1,147)
Extraordinary item .....................                 --
Net Loss ...............................             (1,147)

     In the first quarter of 1999, the Company misreported a $0.7 million extraordinary gain on the extinguishment of debt related to the conversion of certain related party debt and associated interest and goodwill by the same amount related to the Old Muzak acquisition. The effect of the adjustment was to eliminate the extraordinary gain and reduce goodwill by $.7 million for quarter ended March 31, 1999.

     The Company's operations are not subject to significant seasonal influences.


14. SUBSEQUENT EVENTS (UNAUDITED)

     In January 2000, the Company entered into an indenture for up to $50.0 million Senior Subordinated Floating Rate Notes (the "Floating Rate Notes"). The Floating Rate Notes are available to be drawn up to $50.0 million in increments of no less than $2.5 million to fund acquisitions. The Floating Rate Notes will be available for drawdowns until July 31, 2000. Commitments on all amounts undrawn under the Floating Rate Notes by July 31, 2000 will expire and will be ineligible for future draw downs. The Floating Rate Notes may be redeemed at 100% if redeemed before July 31, 2000 and at 101.50% if redeemed August 1, 2000 through October 31, 2000. If the Company does not redeem the Floating Rate Notes by November 1, 2000, the Floating Rate Notes will automatically convert into fixed-rate permanent notes due March 2009. As of March 29, 2000, $25.0 million of the Floating Rate Notes were outstanding.

                                   MUZAK LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. SUBSEQUENT EVENTS (UNAUDITED) -- (CONTINUED)

     On February 2, 2000, the Company acquired certain of the net assets of Quincy Broadcasting Company, a Delaware corporation, for approximately $0.4 million. Quincy Broadcasting Company was the Company's independent franchisee located in Quincy, Illinois.

     On February 2, 2000, the Company acquired certain of the assets and assumed certain obligations of General Communications Corporation ("On Hold America"), an Indiana corporation, for approximately $0.9 million. On Hold America was an audio marketing business serving areas primarily in Indiana, Georgia, Florida, and Ohio.

     On February 2, 2000, the Company acquired certain of the assets and certain obligations of Texas Sound Co. Ltd for approximately $0.4 million. Texas Sound Co. Ltd was a provider of business music and audio marketing services.

     On February 24, 2000, the Company acquired Telephone Audio Productions, Inc., ("Sold on Hold Communications"), a Texas corporation, for approximately $3.7 million. Sold on Hold Communications was an audio marketing and messaging business serving various markets in the United States.

     On March 24, 2000, the Company acquired the stock of Vortex Sound Communications Company, Inc., ("Vortex") for approximately $8.4 million in cash consideration and 802 units of the Parent. Vortex, was the Company's independent franchisee located in Washington, DC.

     The following presents the unaudited pro forma results of the Company for the year ended December 31, 1999, as if the acquisitions and financings, including those discussed above in subsequent events, occurred on January 1, 1999. These unaudited pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).


  Revenues .....................  $ 176,507
  Loss from operations .........       (598)
  Net Loss .....................    (34,507)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Muzak Holdings LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 25 related to Muzak Holdings LLC present fairly, in all material respects, the financial position of Muzak Holdings LLC and its subsidiaries (the "Company"), formally known as ACN Holdings, LLC, at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period from October 7, 1998 to December 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 25, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


Charlotte, North Carolina
March 24, 2000

ITEM 1. FINANCIAL STATEMENTS
                              MUZAK HOLDINGS LLC


                          CONSOLIDATED BALANCE SHEETS


                                (IN THOUSANDS)



                                                             DECEMBER 31,   DECEMBER 31,
                                                                 1999           1998
                                                            -------------- -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................   $   2,275      $  1,293
  Accounts receivable, net of allowances of $3,683 and $450      39,203         1,764
  Inventories .............................................      12,283         1,323
  Prepaid expenses and other assets .......................       2,304           125
                                                              ---------      --------
   Total current assets ...................................      56,065         4,505
Property and equipment, net ...............................      95,050        17,499
Intangible assets, net ....................................     314,364        49,039
Deferred charges and other assets, net ....................      31,836         1,884
                                                              ---------      --------
   TOTAL ASSETS ...........................................   $ 497,315      $ 72,927
                                                              =========      ========

LIABILITIES AND MEMBERS' INTEREST
CURRENT LIABILITIES:
  Revolving credit facility ...............................   $  25,000      $     --
  Current maturities of long term debt ....................       4,197            --
  Related party notes .....................................          --        42,183
  Current maturities of other liabilities .................       1,394            34
  Accounts payable ........................................      15,123         2,439
  Accrued expenses ........................................      34,433         1,525
  Advance billings ........................................      11,171            --
                                                              ---------      --------
   Total current liabilities ..............................      91,318        46,181
Long-term debt ............................................     323,131           460
Related party notes .......................................      30,000            --
Other liabilities .........................................       9,798            26

Commitments and Contingencies .............................
MEMBERS' INTEREST
  Class A units ...........................................      70,599        27,262
  Class B units ...........................................       2,822            --
  Accumulated deficit .....................................     (30,353)       (1,002)
                                                              ---------      --------
   Total members' interest ................................      43,068        27,260
   TOTAL LIABILITIES AND MEMBERS' INTEREST ................   $ 497,315      $ 72,927
                                                              =========      ========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                              MUZAK HOLDINGS LLC


                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                (IN THOUSANDS)



                                                                                           PREDECESSOR COMPANY
                                                                                   ------------------------------------
                                                                   PERIOD FROM        PERIOD FROM
                                                                 OCTOBER 7, 1998    JANUARY 1, 1998
                                                YEAR ENDED           THROUGH            THROUGH          YEAR ENDED
                                            DECEMBER 31, 1999   DECEMBER 31, 1998   OCTOBER 6, 1998   DECEMBER 31, 1997
                                           ------------------- ------------------- ----------------- ------------------
  Revenues:
    Music and other business services ....      $  92,149           $  3,909           $ 12,315           $ 12,784
    Equipment and related services .......         37,867              2,005              6,602              4,768
                                                ---------           --------           --------           --------
                                                  130,016              5,914             18,917             17,552
                                                ---------           --------           --------           --------
  Cost of revenues:
    Music and other business services ....         19,317                833              2,670              3,597
    Equipment and related services .......         29,002              1,723              5,536              3,572
                                                ---------           --------           --------           --------
                                                   48,319              2,556              8,206              7,169
                                                ---------           --------           --------           --------
  Gross profit ...........................         81,697              3,358             10,711             10,383
                                                ---------           --------           --------           --------
  Selling, general and administrative
    expenses .............................         42,495              1,794              7,245              5,113
  Depreciation and amortization expense ..         36,479              1,683              4,372              4,057
                                                ---------           --------           --------           --------
  Income (loss) from operations ..........          2,723               (119)              (906)             1,213
  Other income (expense):
    Interest expense, net ................        (29,394)              (888)            (2,520)            (2,649)
    Other, net ...........................             20                  5                  6                 59
                                                ---------           --------           --------           --------
  Loss before income taxes ...............        (26,651)            (1,002)            (3,420)            (1,377)
  Income tax provision (benefit) .........           (439)                --                  8                 26
                                                ---------           --------           --------           --------
  Net loss ...............................      $ (26,212)          $ (1,002)          $ (3,428)          $ (1,403)
                                                =========           ========           ========           ========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                              MUZAK HOLDINGS LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                            PREDECESSOR COMPANY
                                                                                      -------------------------------
                                                                                       PERIOD FROM
                                                                       PERIOD FROM     JANUARY 1,
                                                                     OCTOBER 7, 1998      1998
                                                       YEAR ENDED        THROUGH         THROUGH
                                                      DECEMBER 31,     DECEMBER 31,    OCTOBER 6,      YEAR ENDED
                                                          1999             1998           1998      DECEMBER 31, 1997
                                                     -------------- ----------------- ------------ ------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss ........................................   $  (26,212)      $ (1,002)      $  (3,428)      $  (1,403)
   Adjustments to derive cash flow from
    continuing operating activities:
   Deferred income tax benefit .....................         (458)            --              --              --
   Depreciation and amortization ...................       36,479          1,683           4,372           4,259
   Amortization of senior discount notes ...........        4,218             --              --              --
   Amortization of deferred financing fees .........        1,226             20              58              --
   Deferred subscriber acquisition costs ...........       (7,246)          (209)           (524)           (712)
   Unearned installment income .....................        1,110             --              --              --
   Net change in certain assets and liabilities, net
    of business acquisitions .......................
    (Increase) decrease in accounts receivable .....      (15,413)            95             241          (1,055)
    (Increase) decrease in inventory ...............       (3,225)          (524)            303          (3,389)
    Increase in accrued expenses ...................        3,716            597             112             576
    Increase (decrease) in accounts payable ........       (2,587)           546             379            (999)
    Increase in advance billings ...................        5,244             --              --              --
    Other, net .....................................          822            (39)             80             819
                                                       ----------       --------       ---------       ---------
     NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES ..................................       (2,326)         1,167           1,593          (1,904)
                                                       ----------       --------       ---------       ---------
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash .......................     (306,052)       (67,028)             --              --
   Capital expenditures for property and
    equipment ......................................      (30,785)        (1,308)         (3,538)           (591)
   Proceeds from the sale of intangible assets .....           --             --              --             185
   Cash acquired in acquisition ....................           --             --              --             876
                                                       ----------       --------       ---------       ---------
     NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES ..................................     (336,837)       (68,336)         (3,538)            470
                                                       ----------       --------       ---------       ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of senior subordinated
    notes ..........................................      115,000             --              --              --
   Proceeds from issuance of senior discount notes..       39,996             --              --              --
   Proceeds from issuance of senior credit facility       165,000             --              --              --
   Proceeds from long-term debt ....................           --             --           2,200          25,534
   Proceeds from sale of stock .....................           --             --               7              71
   Proceeds from issuance of membership units to
    management .....................................       24,279         27,262              --              --
   Repayment of notes payable to related parties ...      (41,683)                            --              --
   Issuance of notes payable to related party ......       30,000         40,818              --              --
   Net borrowings under revolver ...................       25,000                                             --
   Repayments of other debt ........................       (3,534)              (8)         (552)        (23,624)
   Payment of fees associated with the financing ...      (13,913)            --              --              --
                                                       ----------       ----------     ---------       ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES            340,145         68,072           1,655           1,981
                                                       ----------       ----------     ---------       ---------
   INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS ....................................          982            903            (290)            547
   CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD .........................................        1,293            390             680             133
                                                       ----------       ----------     ---------       ---------
   CASH AND CASH EQUIVALENTS, END OF PERIOD ........   $    2,275       $  1,293       $     390       $     680
                                                       ==========       ==========     =========       =========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                              MUZAK HOLDINGS LLC


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND MEMBERS'
                                   INTEREST


                       (IN THOUSANDS, EXCEPT FOR UNITS)


PREDECESSOR COMPANY, INC:



                                                           CONTRIBUTED            CONTRIBUTED
                                                             CAPITAL-               CAPITAL                      TOTAL
                                                            PREFERRED    COMMON    IN EXCESS   ACCUMULATED   STOCKHOLDERS'
                                              INVESTMENT     WARRANTS     STOCK     OF PAR       DEFICIT        EQUITY
                                             ------------ ------------- -------- ------------ ------------- --------------
Balance, December 31, 1996 .................   $  3,750      $  194      $   --     $   --      $ (1,395)      $  2,549
 Merger-related activity ...................     (3,750)       (194)      1,102      9,683            --          6,841
 Stock issued to directors and employees
   in lieu of cash compensation ............         --          --          10        111            --            121
 Stock purchased by employees under
   stock purchase plan .....................         --          --           1         10            --             11
 Stock options exercised ...................         --          --          13         47            --             60
 Net loss ..................................         --          --          --         --        (1,403)        (1,403)
                                               --------      ------      ------     ------      --------       --------
Balance, December 31, 1997 .................   $     --      $   --      $1,126     $9,851      $ (2,799)      $  8,179
                                               ========      ======      ======     ======      ========       ========
Stock options exercised ....................         --          --           1          6            --              7
Net loss ...................................         --          --          --         --        (3,428)        (3,428)
                                               --------      ------      ------     ------      --------       --------
Balance at October 6, 1998 .................   $     --      $   --      $1,127     $9,857      $ (6,227)      $  4,757
                                               ========      ======      ======     ======      ========       ========

--------------------------------------------------------------------------------
MUZAK HOLDINGS LLC:



                                                                                                            TOTAL
                                                                             CLASS A        ACCUMULATED    MEMBERS'
                                                                         UNITS    DOLLARS     DEFICIT      INTEREST
                                                                       --------- --------- ------------- -----------
Balance at October 7, 1998 (prior to initial contribution by members)       --    $    --    $     --     $     --
Issuance of Class A units ............................................  27,262     27,262          --        7,262
Net loss .............................................................      --         --      (1,002)      (1,002)
                                                                        ------    -------    --------     --------
Balance, December 31, 1998 ...........................................  27,262    $27,262    $ (1,002)    $ 26,260
                                                                        ======    =======    ========     ========

--------------------------------------------------------------------------------
MUZAK HOLDINGS

                                                                                                              TOTAL
                                                          CLASS A             CLASS B        ACCUMULATED    MEMBERS'
                                                       UNITS   DOLLARS    UNITS    DOLLARS     DEFICIT       EQUITY
                                                     -------- --------- --------- --------- ------------- ------------
 Issuance of units .................................  40,198   $40,198    7,867    $2,822     $      --    $  43,020
 Split of common units affected in the form of a
  dividend .........................................   3,139     3,139       --                 (3,139)          --
 Net loss ..........................................      --        --       --        --       (26,212)     (26,212)
                                                      ------   -------    -----    ------     ---------    ---------
 Balance, December 31, 1999 ........................  70,599   $70,599   10,281    $2,822     $ (30,353)   $  43,068
                                                      ======   =======   ======    ======     =========    =========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                              MUZAK HOLDINGS LLC


                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION -- Muzak Holdings LLC ("the Company"), formerly known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of Delaware. Muzak LLC, a wholly owned subsidiary of the Company, owns and operates franchises. Muzak LLC began its operations on October 7, 1998 with the acquisition of the independent franchisees in the Baltimore, Charlotte, Hillsborough, Kansas City, St. Louis, Jacksonville, Phoenix, and Fresno areas from Audio Communications Network, Inc. (the "Predecessor Company"). On March 18, 1999, Muzak Limited Partnership ("Old Muzak") merged with and into ACN. At the time of the merger, ACN changed its name to Muzak LLC.

     The Company is a wholly owned subsidiary of Muzak Holdings LLC (the "Parent"), previously known as ACN Holdings, LLC. As of December 31, 1999, ABRY Partners, LLC. and its respective affiliates collectively own approximately 68% of the beneficial interests in the Company's voting interests. All of the operating activities are conducted through the Company and its subsidiaries.

     The Company derives the majority of its revenues from the sale of business music products. The core porduct is AUDIO ARCHITECTURE and its two complementary products are AUDIO MARKETING and VIDEO IMAGING. These revenues are generated by clients, who pay monthly subscription fees under noncancelable five year contracts.

     The Company also derives revenues from the sale and lease of audio system-related products, principally sound systems and intercoms, to business music clients and other clients. In addition, the Company sells electronic equipment, such as proprietary tape playback equipment and other audio and video equipment to franchisees to support the sale of business music services. Installation, service and repair revenues consist principally of revenues from the installation of sound systems and other equipment that is not expressly part of a business music contract, such as paging, security and drive-through systems. These revenues also include revenue from the installation, service and repair of equipment installed under a business music contract. Music contract installation revenues are deferred and recognized over the term of the respective contracts.

     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of the Company and its subsidiaries; Muzak Capital Corporation, Muzak Finance Corporation, Business Sound Inc., Electro Systems Corporation, BI Acquisition LLC, MLP Environmental Music, LLC, Audio Environments, Inc, and Background Music Broadcasters, Inc. All significant intercompany items have been eliminated in consolidation. Certain prior year items have been reclassified to conform with the fiscal 1999 presentation.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financials statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS -- Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

     INVENTORIES -- Inventories consist primarily of electronic equipment and are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.

     PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 30 years. Sound and music equipment installed at customer premises under contracts to provide music programming services is transferred from inventory to property and equipment at cost plus an allocation of installation costs and is amortized over 5 years. Impairment losses are recognized if recorded values exceed undiscounted future cash flows, by reducing them to estimated fair value. No impairment losses were recognized by the Company or the Predecessor Company for the periods presented.

     INTANGIBLE ASSETS -- Goodwill, the excess of the purchase price over the fair value of net assets of businesses acquired, is amortized over twenty years using the straight-line method. Income producing contracts are amortized using the straight-line method over periods ranging from 8-14 years. Management evaluates the recoverability of intangibles by comparing

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

recorded values to the undiscounted future cash flows that can be generated by such assets. Impairment losses are recognized if recorded values exceed undiscounted future cash flows, by reducing them to estimated fair value. No impairment losses were recognized by the Company for the periods presented.

     INCOME TAXES -- The Company is a Limited Liability Company that is treated as a partnership for income tax purposes. No provision for income taxes is required by the Company as its income and expenses are taxable to or deductible by its members. The Company's corporate subsidiaries are subject to income taxes and account for deferred income taxes under the liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

     REVENUE RECOGNITION -- Revenues from music services are recognized on a straight-line basis over the term of the customer contracts in the period services are provided. Revenues for equipment sales and related installation are recognized upon delivery or installation. Contracts are typically for a five-year non-cancelable period with renewal options for an additional five years. Fees received for services to franchisees are recognized as revenues in the month services are provided.

     SUBSCRIBER ACQUISITION COSTS -- Subscriber acquisition costs are direct sales commissions incurred in connection with acquiring new subscribers, which are amortized as a component of selling, general, and administrative expenses over the life of the customer contract or five years, whichever is shorter, on a straight-line basis. If a customer contract terminates early, the unamortized subscriber acquisition costs is typically recovered from the salesperson. Subscriber acquisition costs are included in deferred charges and other assets, net.

     ADVANCE BILLINGS -- The Company invoices certain customers in advance for contracted music and other business services. Amounts invoiced in advance of the service period are deferred when invoiced and recognized as revenue in the period earned.

     CONCENTRATION OF CREDIT RISK -- Concentrations of credit risk with respect to trade accounts receivable are limited as the Company sells its products to customers in diviersified industries thorughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses have been within management's expectations and estimates.


2. ACQUISITIONS

     On October 7, 1998, the Company acquired certain assets and liabilities of ACN for $66.8 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the consideration paid was allocated based on the estimated fair market value of the net assets acquired. The excess of the consideration paid over the estimated fair market value of the net assets acquired approximated $17.0 million and is being using the straight amortized using the straight-line method over 20 years.

     In order to complete the acquisition of ACN, the Company received a $8.4 million capital contribution from the Parent, and issued notes payable to a related party and the Parent of $40.8 million (see Note 6) and $17.6 million, respectively.

     On December 4, 1998, the Parent converted the $17.6 million note payable along with additional noted issued during the period of October 7, 1998 through December 31, 1998 which approximated $1.0 million, plus accrued interest of $0.1 million, into membership interests.

     As discussed in Note 1, on March 18, 1999 Old Muzak merged with and into ACN. Under the terms of the agreement, the Company paid total consideration of $274.2 million, which is comprised of the following: $125.5 million cash consideration, $114.9 million consideration in the tender offer and consent solicitation for the 10% Senior Notes due 2003 of Old Muzak, $15.9 million for debt repayment of Old Muzak outstanding obligations and assumed $17.9 million of other obligations. In addition, at the time of the merger, the Company repaid $41.7 million borrowed from ABRY Broadcast Partners by ACN in October 1998 in connection with the acquisition of the Company's independent franchisees from the Predecessor Company and converted $0.7 million into voting units of the Parent.

     In 1999, the Company made the following acquisitions:

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. ACQUISITIONS -- (CONTINUED)

   o On January 15, 1999, the Company acquired all of the outstanding stock of Business Sound, Inc. for approximately $4.1 million, which included 3,661 Class A units of the Parent. Business Sound was the Company's independent franchisee for the New Orleans, Louisiana and Mobile, Alabama areas.

   o On February 24, 1999, the Company acquired all of the outstanding stock of Electro Systems for approximately $0.7 million, which included 650 Class A units of the Parent, and assumed certain nonrecourse debt. Electro Systems was the Company's independent franchise located in Panama City, Florida.

     The Company made thirteen acquisitions between the merger on March 18, 1999 and December 31, 1999. The table below provides information regarding these acquisitions (in millions, except for number of Parent units).



                                                            ACQUIRED ASSETS                         ACQUIRED         ACQUIRED
DATE                 PURCHASE PRICE(5)                         OR STOCK                             BUSINESS         MARKETS
------------------- ------------------- ------------------------------------------------------ ----------------- ---------------
March 18, 1999       $  18.1 (1)        Net assets of Capstar Broadcasting                     Independent       Georgia,
                                        Corporation's independent franchisee                   franchisee        Florida
April 1, 1999        $  0.2             Net assets of Custom On Hold Services Inc              Audio Marketing   Washington
May 1, 1999          $   3.2 (2)        Net assets of Capstar Broadcasting Corporation's       Independent       Georgia
                                        independent franchisee                                 franchisee        Nebraska
                                                                                                                 Florida
June 1, 1999         $  6.9             Net assets of Advertising on Hold, Inc                 Audio Marketing   Florida,
                                                                                                                 Georgia,
                                                                                                                 North Carolina
June 1, 1999         $  0.8             Net assets of CustomTronics Sound                      Business Music    California
July 1, 1999         $  0.9             Net assets of Penobscot Broadcasting Corporation       Independent       Maine
                                                                                               franchisee
August 1, 1999       $  1.3             Net assets of LaBov and Beyond, Inc                    Audio Marketing   Indiana
August 1, 1999       $  3.5             Net assets of US West Communications Services, Inc's   Audio Marketing   National
                                        Please Hold Promotions
September 1, 1999    $  4.7             Stock of Broadcast International, Inc                  Business Music    National
October 1, 1999      $ 10.3             Net assets of Midwest Systems and Services, Inc        Business Music    Illinois,
                                                                                                                 Indiana,
                                                                                                                 Ohio,
                                                                                                                 West Virginia
November 1, 1999     $  2.9             Net assets of A & D Music, Inc                         Independent       Oregon
                                                                                               franchisee
November 1, 1999     $   7.9 (3)        Stock of Audio Environment, Inc and Background         Independent       California
                                        Music Broadcasters Inc                                 franchisee
December 1, 1999     $  13.2 (4)        Net assets of MountainWest Audio, Inc                  Independent       Utah,
                                                                                               franchisee        Idaho,
                                                                                                                 Washington

---------
(1) Total purchase price included 13,535 Class A units of the Parent.

(2) The Parent acquired Capstar Broadcasting Corporation's ("Capstar") independent franchisees located in Atlanta, Albany, and Macon, Georgia, Ft Myers, Florida and Omaha Nebraska. The total consideration was accounted for as an equity contribution to the Company and included 2,385 Class A units of the Parent.

(3) Total purchase price included 100 Class A units of the Parent.

(4) The Company paid $3.1 million of the purchase price of Mountain West Audio as of December 31, 1999. In February 2000, the Company paid the remaining purchase price, which included 456 Class A units of the Parent.

(5) The purchase price does not include transaction costs.

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. ACQUISITIONS -- (CONTINUED)

     The results of operations of the acquired companies are included in the Company's consolidated statement of operations for the periods in which they were owned by the Company.

     The acquisitions were accounted for under the purchase method of accounting. Accordingly, the consideration was allocated to the net assets acquired based on the fair market values at the date of acquisition as determined through the use of an independent appraisal. The excess of purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible assets acquired approximated $127.9 million and is being amortized over a period of twenty years on a straight-line basis.

     The following presents the unaudited pro forma results assuming that the acquisitions discussed above and financings (see Note 6) had occurred as of the beginning of fiscal 1999 and 1998. These pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).



                                         FISCAL YEAR ENDED
                                DECEMBER 31, 1999   DECEMBER 31, 1998
                               ------------------- ------------------
                                            (UNAUDITED)
Revenues .....................      $ 170,970          $ 161,379
Loss from operations .........         (2,075)            (9,554)
Net Loss .....................        (34,550)           (40,572)

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):



                                              USEFUL
                                               LIFE    DECEMBER 31,   DECEMBER 31,
                                             (YEARS)       1999           1998
                                            --------- -------------- -------------
Equipment provided to subscribers .........   4-6       $  72,598      $ 16,186
Capitalized Install Labor .................    5           18,270            --
Other .....................................   3-30         22,606         2,113
                                                        ---------      --------
                                                          113,474        18,299
Less accumulated depreciation .............               (18,424)         (800)
                                                        ---------      --------
                                                        $  95,050      $ 17,499
                                                        =========      ========

     Depreciation of property and equipment was $17.6 million, $0.8 million, $1.9 million, and $1.4 million for year ended December 31, 1999, the period from October 7, 1998 to December 31, 1998, for the period from January 1, 1998 to October 6, 1998, and for the year ended December 31, 1997, respectively.

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. INTANGIBLE ASSETS
     Intangible assets consist of the following (in thousands):



                                         USEFUL LIFE   DECEMBER 31,   DECEMBER 31,
                                           (YEARS)         1999           1998
                                        ------------- -------------- -------------
Goodwill ..............................      20         $ 143,094      $ 15,112
Income producing contracts ............     8-14          136,184        34,810
License agreements ....................      20             5,082            --
Trademarks ............................      5             14,866            --
Non-compete agreements ................     2-7            16,401            --
Other .................................     5-20           18,430            --
                                                        ---------      --------
                                                          334,057        49,922
Less accumulated amortization .........                   (19,693)         (883)
                                                        ---------      --------
                                                        $ 314,364      $ 49,039
                                                        =========      ========

     Amortization of intangible assets was $18.8 million, $0.8 million, $2.5 million, and $2.6 million for the year ended December 31, 1999, the period from October 7, 1998 to December 31, 1998, for the period from January 1, 1998 to October 6, 1998, and for the year ended December 31, 1997, respectively.


5. ACCRUED EXPENSES
     Accrued expenses are summarized below (in thousands):



                                                         DECEMBER 31,   DECEMBER 31,
                                                             1999           1998
                                                        -------------- -------------
Accrued Interest ......................................     $ 7,245            --
Additional purchase price of Mountain West Audio, Inc.       10,200            --
Accrued compensation and benefits .....................       2,323            30
Licensing related accruals ............................       2,754            65
Other .................................................      11,911         1,430
                                                            -------         -----
                                                            $34,433       $ 1,525
                                                            =======       =======

---------
Additional purchase price for Mountain West Audio, Inc. was paid in February
2000.


6. DEBT
     Debt obligations consist of the following (in thousands):



                                                    DECEMBER 31,   DECEMBER 31,
                                                        1999           1998
                                                   -------------- -------------
Revolving loan -- Senior credit facility .........    $ 25,000       $    --
                                                      ========       =======
Related Party Notes ..............................    $ 30,000       $42,183
                                                      ========       =======


                                    DECEMBER 31,   DECEMBER 31,
                                        1999           1998
                                   -------------- -------------
Long term debt:
 Senior Credit Facility ..........    $165,000         $ --
 Senior Notes ....................     115,000           --
 Other ...........................       3,114          460
                                      --------         ----
 Total debt obligations ..........     283,114          460
 Less current maturities .........      (4,197)          --
                                      --------         ----
                                      $278,917         $460
                                      ========         ====

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. DEBT -- (CONTINUED)

SENIOR CREDIT FACILITY

     In March 1999, the Company entered into a new senior credit facility ("Senior Credit Facility") consisting of: (i) a term loan facility in the amount of $30.0 million payable in semi-annual installments until final maturity on December 31, 2005 ("Term Loan A") ; (ii) a term loan facility in the amount of $105.0 million payable in semi-annual installments until final maturity on December 31, 2006 ("Term Loan B")(together with Term Loan A , the "Term Loans"); and (iii) a revolving loan (the "Revolving Loan") in an aggregate principal amount of up to $35.0 million terminating on December 31, 2005. In July 1999, the Company amended the Senior Credit Facility which increased the principal amount of the Term Loan B by $30.0 million to $135.0 million. In October 1999, the Company amended the Senior Credit Facility to enable a related party to make a subordinated loan to the Company in the aggregate principal amount of $20.0 million and to permit the Company to issue additional senior subordinated notes and the Parent to issue preferred stock if certain covenants are met by the Company.

     The Senior Credit Facility, which is guaranteed by the Parent, the Company, and certain of its domestic subsidiaries contains restrictive covenants including maintenance of interest and leverage ratios and various other restrictive covenants which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling assigning, transferring, leasing, conveying, or otherwise disposing of assets. These conditions were satisfied as of December 31, 1999.

     Indebtedness under the Term Loan A and the Revolving Loans bear interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 1.00% to 2.00% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.0%to 3.0%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, interest, depreciation, amortization and other non cash charges) were 2.0% in the case of Alternate Base Rate and 3.0% in the case of LIBOR as of December 31, 1999. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (as described above) plus a margin of 2.5% or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 3.5%. The weighted average rate of interest on the Senior Credit Facility at December 31, 1999 was 9.01%.


SENIOR NOTES

     On March 18, 1999, the Company together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes ("Senior Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Notes are general unsecured obligations of the Company and Muzak Finance and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and Muzak Finance. The Senior Notes are guaranteed by the Parent, MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., and Muzak Capital Corporation. The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. Before March 15, 2002, the issuers may redeem up to 35% of the aggregate principal amount of the Notes originally issued under the indenture at a redemption price of 109.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings if certain conditions are met. After March 15, 2004, the issuers may redeem all or part of the Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. DEBT -- (CONTINUED)

RELATED PARTY NOTES

     From July 1, 1999 through November 24, 1999, the Company borrowed an aggregate amount of $30.0 million, from MEM Holdings LLC in the form of Junior Subordinated Unsecured Notes (the "ABRY Notes"). MEM Holdings is a company that owns 68% of the voting interests in the Parent. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

     The ABRY Notes mature on June 30, 2007, at which time principal and accrued interest are due. Interest accrues at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 will bear interest at 15% per annum until such interest is paid or extinguished. The ABRY Notes are junior and subordinate to payments for the Senior Credit Facility, and the Senior Notes. At any time, all of the ABRY Notes, with the exception of the $3.0 million note may be converted into class A units of the Parent. If the ABRY Notes with the exception of the $3.0 million note, have not been repaid in full as of May, 2001, the ABRY Notes will automatically be converted into class A units of the Parent. Proceeds from the ABRY Notes were used to fund operations and acquisitions.

     In order to complete the acquisition of the Predecessor Company, the Company issued Notes payable to a related party for $40.8 million in 1998. The Company repaid $41.7 million outstanding under this note at the time of the merger and converted $0.7 million into Class A units the Parent.


OTHER DEBT

     In connection with the purchase of ElectroSystems on February 24, 1999, the Company assumed several promissory notes, totaling $2.4 million as of the acquisition date. All of the notes, with the exception of one, bear interest at 9.887% and mature in November 2016. The Company is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The Note terms are the same for all but one of the notes. This note bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

     See Note 15 for a description of additional debt incurred by the Company after December 31, 1999.


ANNUAL MATURITIES

     Annual maturities of long-term debt obligations are as follows (in thousands):


  2000 ...............  $  4,197
  2001 ...............     5,181
  2002 ...............     6,680
  2003 ...............     7,761
  2004 ...............    26,344
  Thereafter .........  $232,951

     Total interest paid by the Company on all indebtedness was $14.1 million, $2.0 thousand, $2.9 million, and $2.2 million for the year ended December 31, 1999, the period from October 7, 1998 through December 31, 1998, for the period from January 1, 1998 through October 6, 1998 and the year ended December 31, 1997, respectively.


INTEREST RATE PROTECTION PROGRAMS

     During April 1999, the Company entered into a four year interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month Libor for 5.59% fixed rate debt. This agreement is designated as a hedge of interest rates, and the differential to be paid or received on the swap is accrued as an adjustment to interest expense as interest rates change. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement. However, the Company does not anticipate nonperformance by the counterparty. The effect of this interest rate protection agreement on the operating results of the Company was to increase interest expense by $67 thousand in fiscal 1999. The Company terminated this agreement on January 28, 2000 and received approximately $4.4 million for this agreement. The proceeds will be recorded an as adjustment to interest expense.

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. DEBT -- (CONTINUED)

     On January 28, 2000, the Company entered into a new interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month Libor for 7.042% fixed rate debt. The interest rate swap agreement terminates on April 19, 2002. Payments received, if any, as a result of this agreement are accrued as an adjustment to interest expense.


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's debt as of December 31, 1999 and December 31, 1998 were $334.5 million and $42.7 million, respectively. The fair value of the Senior Notes is based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value.

     The fair value of the interest rate swap agreement was approximately $4.4 million as of December 31, 1999. The fair values of interest rate swaps are obtained from dealer quotes which represents the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and creditworthiness of the counterparties.


7. LEASE COMMITMENTS

     The Company is the lessee under various long-term operating and capital leases for machinery, equipment, buildings, and vehicles for periods ranging from 2 years to 10 years. The Company has also entered into various agreements to lease transponders to transmit music programs via direct broadcast satellite. The majority of these leases contain renewal provisions.

     At December 31, 1999, future minimum lease payments under operating and capital leases as follows (in thousands):



FISCAL YEAR ENDING                   CAPITAL    OPERATING
---------------------------------- ----------- ----------
  December 2000 ..................   $ 1,260    $  8,030
  December 2001 ..................     1,038       7,180
  December 2002 ..................       567       6,749
  December 2003 ..................       194       6,269
  December 2004 ..................         2       5,854
  Later Years ....................        --      10,442
  Less Imputed Interest ..........      (323)         --
  Less Executory Cost ............      (446)         --
                                     -------    --------
                                     $ 2,292    $ 44,524
                                     =======    ========

     Rental expense under operating leases was $6.3 million, $94 thousand, $0.2 million, and $0.7 million for the year ended December 31, 1999, for the period from October 7, 1998 through December 31, 1998, for the period from January 1, 1998 through October 6, 1998, and for the year ended December 31, 1997, respectively.


8. EMPLOYEE BENEFIT PLANS

     During 1999, the Company maintained two defined contribution plans. Substantially all employees are covered under a plan whereby eligible employees may contribute up to 14% of their compensation per year, subject to certain tax law restrictions. The Company has the option to make a matching contribution up to a maximum of 100% of the first 3% and 50% of the next 3%, up to 6% of the total base salary contributed by the employee each year. Participants are immediately vested in their contributions as well as the employer's contributions. Certain other employees are covered under a plan whereby employees may contribute up to 15% of pre-tax pay and employer contributions are discretionary. Participants are immediately vested in their contributions and become fully vested in employer contributions after the third year of service with the Company.

     Plan expense was $0.8 million, $55 thousand, $23 thousand, and $32 thousand for the year ended December 31, 1999, for the period from October 7, 1998 to December 31, 1998, the period from January 1, 1998 to October 6, 1998 and the year ended December 31, 1997, respectively.

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. MEMBER'S INTEREST
     The Company has authorized two classes of equity units: class A units ("Class A Units") and class B units ("Class B Units")(collectively, the "Units"). Each class of units represents a fractional part of the membership interests of the Company.


VOTING UNITS

     Each class A unit is entitled to voting rights equal to the percentage such unit represents of the aggregate number of outstanding class A units. Each class A unit accrues a preferred return (the "ACN Holdings Preferred Return") annually on the original issue price ("the "Capital Value") of each voting unit at a rate of 15% per annum. The Company can not pay distributions, other than tax distributions, in respect of other classes of securities, including distributions made in connection with a liquidation, until the Capital Value and accrued ACN Holdings Preferred Return in respect of each voting unit is paid to each holder (such distributions being the "Priority Distributions"). In addition to these Priority Distributions, each holder of these voting units is also entitled to participate in distributions payable to the residual common equity interests of the Company (the "Last Priority Distributions").


NON VOTING UNITS

     The class B units are non-voting equity interests in the Company which are divided into four subclasses, Class B-1 units, Class B-2 units, Class B-3 units, and Class B-4 units. Each holder of class B units is entitled to participate in Last Priority Distributions, if any, provided that Priority Distributions on all voting interests have been paid in full. The Company is authorized to issue class B-5 units, however no B-5 units are outstanding as of December 31, 1999. The class B-1 units, B-2 units, and B-3 units have a vesting period of five years, and the class B-4 units vest immediately upon issuance. Upon a change in control, as defined, all of these units become fully vested and exercisable. As of December 31, 1999 and 1998, the Company had 2,410 and 804 B-1 units outstanding, respectively. As of December 31, 1999 and 1998, the Company had 2,429 and 806 B-2 units outstanding, respectively. As of December 31, 1999 and 1998, the Company had 2,441 and 804 B-3 units outstanding, respectively. As of December 31, 1999, the Company had 3,002 B-4 units outstanding, with a value of $2.8 million. There were no B-4 units outstanding as of December 31, 1998.


10. INCOME TAXES

     The provision (benefit) for income taxes is as follows (in thousands):



                                                                      PREDECESSOR COMPANY
                                                                -------------------------------
                                                PERIOD FROM        PERIOD FROM         YEAR
                                              OCTOBER 7, 1998    JANUARY 1, 1998      ENDED
                             YEAR ENDED           THROUGH            THROUGH       DECEMBER 31,
                         DECEMBER 31, 1999   DECEMBER 31, 1998   OCTOBER 6, 1998       1997
                        ------------------- ------------------- ----------------- -------------
Current tax:
 Federal ..............       $    8                $--                $--             $--
 State ................           10                 --                  8              26
                              ------                ---                ---             ---
                                  18                 --                  8              26
                              ------                ---                ---             ---
Deferred tax (benefit):
 Federal ..............         (384)                --                 --              --
 State ................          (73)                --                 --              --
                              ------                ---                ---             ---
                                (457)                --                 --              --
                              ------                ---                ---             ---
   Total ..............       $ (439)               $ 0                $ 8             $26
                              ======                ===                ===             ===

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. INCOME TAXES -- (CONTINUED)

     The Company's effective tax rate differs from the statutory federal tax rate for the following reasons:



                                                                                        PREDECESSOR COMPANY
                                                                                  -------------------------------
                                                                  PERIOD FROM        PERIOD FROM         YEAR
                                                                OCTOBER 7, 1998    JANUARY 1, 1998      ENDED
                                               YEAR ENDED           THROUGH            THROUGH       DECEMBER 31,
                                           DECEMBER 31, 1999   DECEMBER 31, 1998   OCTOBER 6, 1998       1997
                                          ------------------- ------------------- ----------------- -------------
Federal tax (benefit) of statutory rates       $ (7,761)            $ (401)           $ (1,197)        $ (477)
State income taxes ......................           (40)                --                  --             17
Goodwill and nondeductive expenses ......            30                 --                 467            253
Losses allocated directly to partners ...         7,332                401                  --             --
Increase in valuation allowance .........            --                 --                 738            294
Other ...................................      $     --                 --                  --            (61)
                                               --------             ------            --------         ------
                                               $   (439)            $    0            $      8         $   26
                                               ========             ======            ========         ======

     The components of the net deferred tax asset (liability) at December 31 are as follows (in thousands):



                                                                                        1999       1998
                                                                                    -----------   -----
        Net operating loss carryforwards ..........................................  $    937      $--
        Property and equipment ....................................................      (150)      --
        Intangible assets .........................................................    (2,714)      --
        Capitalized commissions ...................................................      (217)      --
        Other .....................................................................        38       --
                                                                                     --------      ---
         Net deferred tax liability (included in other long term liabilities) .....  $ (2,106)     $--
                                                                                     ========      ===

11. RELATED PARTY TRANSACTIONS

     During October 1998, the Company entered into a Management Agreement with ABRY Partners which provides that the Company will pay a management fee as defined in the Management Agreement. There were no fees incurred under the agreement during 1999 and for the period from October 7, 1998 to December 31, 1998. Either the Company or ABRY Partners, with the approval of the Board of Directors of the Parent, may terminate the Management Agreement by prior written notice to the other.

     During fiscal 1999, the Company borrowed $30.0 million from MEM Holdings under junior subordinated notes. See Note 7 for a description of this related party note.


12. MUZAK FINANCE CORP.

     Muzak Finance Corp. had no operating activities during the twelve months ended December 31, 1999


13. COMMITMENTS AND CONTINGENCIES


LITIGATION

     The Company is involved in a rate court proceeding, initiated by Broadcast Music, Inc. ("BMI"), in Federal Court in New York. At issue are the music license fees payable by the Company and its owned and operated as well as licensed independent franchisees, to a music performing licensing organization, BMI, in respect of their commercial music services. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to December 31, 1999, and likely several years thereafter. The Company has been paying license fees to date at interim levels reflecting the final rates in place under the last negotiated license, which expired at the end of 1993. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. The Company vigorously contests BMI's assessment. The eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. A trial date has not been set.

     In addition to the BMI proceeding discussed above, the Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of the Company believes that the resulting liability, if any, will not have a material effect upon the Company's consolidated financial statements or liquidity.


OTHER CONTINGENCIES
     The Company transmits its offerings through various mediums including direct broadcast satellite transmission, local broadcast transmission, audio and videotapes and compact discs. The Company's transmissions via direct broadcast satellite to customers are primarily from transponders leased from Microspace and EchoStar Satellite Corporation ("EchoStar"). The Company also furnishes music channels to commercial and residential subscribers over EchoStar's satellite system. The Company furnishes 60 music channels to commercial subscribers and 30 music channels to residential subscribers over EchoStar's satellite system. Pursuant to the agreements with EchoStar, EchoStar pays the Company a programming fee for each of its residential subscribers and pays the Company's independent franchisees a commission for sales made by EchoStar or its agents to commercial subscribers in an affiliate's territory. The Company pays EchoStar a fee for uplink transmission of music channels to its customers and rents space at EchoStar's Cheyenne, Wyoming uplink facility. The Company also pays EchoStar a royalty and combined access fees on music programs sold which are distributed by EchoStar to commercial subscribers. EchoStar has the right to cancel its distribution of the 30 music programs to residential subscribers at any time upon 60 days notice. Upon such cancellation, EchoStar must pay the Company the depreciated book value of its capital investment in equipment to support the residential music channels and continue to provide 2.4 megahertz of transponder capacity for our use in serving commercial subscribers. In such event, the Company would only be able to provide 30 music programs and would need to lease other transponder space in order to continue providing the other 30 music programs. The Company would also lose the programming fee generated by EchoStar's residential subscribers.

     During the first quarter of 2000, EchoStar approached the Company and expressed a desire to reassess the business terms that pertain to EchoStar's distribution of the residential music channels. The Company and EchoStar are in the process of re-evaluating their relationship and negotiating an understanding in which the programming fees earned by the Company and paid by EchoStar in connection with the residential music channels may be eliminated in consideration for a long-term supply agreement with respect to satellite services. The Company expects to conclude negotiations prior to the third quarter of 2000.


OTHER COMMITMENTS

     As of December 31, 1999, the Company's operations has approximately $5.2 million in outstanding capital expenditure commitments. The Company, as discussed in Note 7 above, is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.


14. QUARTERLY FINANCIAL DATA (UNAUDITED): (IN THOUSANDS)

     The quarterly data below is based on the Company's fiscal periods.



                                         FISCAL 1999
                       -----------------------------------------------
                          FIRST       SECOND      THIRD       FOURTH
                         QUARTER     QUARTER     QUARTER     QUARTER
                       ----------- ----------- ----------- -----------
Net Sales ............  $ 12,151    $ 35,518    $ 40,255    $ 42,092
Gross Profit .........     7,680      22,030      24,867      27,120
Net Loss .............      (597)     (5,508)     (7,152)     (8,479)

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. QUARTERLY FINANCIAL DATA (UNAUDITED): (IN THOUSANDS) -- (CONTINUED)


                                                  FISCAL 1998
                                         ----------------------------
                                          PERIOD FROM OCTOBER 7, 1998
                                           THROUGH DECEMBER 31, 1998
                                         ----------------------------
Net Sales ..............................           $  5,914
Gross Profit ...........................              3,358
Loss before extraordinary item .........             (1,147)
Extraordinary item .....................                 --
Net Loss ...............................             (1,147)

     In the first quarter of 1999, the Company misreported a $0.7 million extraordinary gain on the extinguishment of debt related to the conversion of certain related party debt and associated interest and goodwill by the same amount related to the Old Muzak acquisition. The effect of the adjustment was to eliminate the extraordinary gain and reduce goodwill by $.7 million.

     The Company's operations are not subject to significant seasonal influences.


15. SUBSEQUENT EVENTS (UNAUDITED)

     In January 2000, the Company entered into an indenture for up to $50.0 million Senior Subordinated Floating Rate Notes (the "Floating Rate Notes"). The Floating Rate Notes are available to be drawn up to $50.0 million in increments of no less than $2.5 million to fund acquisitions. The Floating Rate Notes will be available for drawdowns until July 31, 2000. Commitments on all amounts undrawn under the Floating Rate Notes by July 31, 2000 will expire and will be ineligible for future draw downs. The Floating Rate Notes may be redeemed at 100% if redeemed before July 31, 2000 and at 101.50% if redeemed August 1, 2000 through October 31, 2000. If the Company does not redeem the Floating Rate Notes by November 1, 2000, the Floating Rate Notes will automatically convert into fixed-rate permanent notes due March 2009. As of March 29, 2000, $25.0 million of the Floating Rate Notes were outstanding.

     On February 2, 2000, the Company acquired certain of the net assets of Quincy Broadcasting Company, a Delaware corporation, for approximately $0.4 million. Quincy Broadcasting Company was the Company's independent franchisee located in Quincy, Illinois.

     On February 2, 2000, the Company acquired certain of the assets and assumed certain obligations of General Communications Corporation ("On Hold America"), an Indiana corporation, for approximately $0.9 million. On Hold America was an audio marketing business serving areas primarily in Indiana, Georgia, Florida, and Ohio.

     On February 2, 2000, the Company acquired certain of the assets and certain obligations of Texas Sound Co. Ltd for approximately $0.4 million. Texas Sound Co. Ltd was a provider of business music and audio marketing services.

     On February 24, 2000, the Company acquired Telephone Audio Productions, Inc., ("Sold on Hold Communications"), a Texas corporation, for approximately $3.7 million. Sold on Hold Communications was an audio marketing and messaging business serving various markets in the United States.

     On March 24, 2000, the Company acquired the stock of Vortex Sound Communications Company, Inc., ("Vortex") for approximately $8.4 million in cash consideration and 802 units of the Parent. Vortex, was the Company's independent franchisee located in Washington, DC.

     The following presents the unaudited pro forma results of the Company for the year ended December 31, 1999, as if the acquisitions and financings, including those discussed above in subsequent events, occurred on January 1, 1999. These unaudited pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).


  Revenues .....................  $ 176,507
  Loss from operations .........       (598)
  Net Loss .....................    (34,507)