Form 10-K/A
period 1999-12-31
MUZAK LLC; MUZAK FINANCE CORP
filed 2000-03-31
CIK 1085321, 1086484

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------
                                   FORM 10-K/A
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
For the fiscal year ended December 31, 1999

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


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   MUZAK LLC
                               MUZAK FINANCE CORP

                                FORM 10-K/A INDEX



                                                                                                            PAGE
                                                                                                           -----
Part I
 Item 1.     Business ..................................................................................     3
 Item 2.     Properties ................................................................................     7
 Item 3.     Legal Proceedings .........................................................................     8
 Item 4.     Submission of Matters to a Vote of Security Holders .......................................     8
Part II
 Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters .....................     8
 Item 6.     Selected Financial Data ...................................................................     9
 Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations .....     9
 Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ................................    17
 Item 8.     Financial Statements and Supplementary Data ...............................................    17
 Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......    17
Part III
 Item 10.    Directors and Executive Officers of the Registrants .......................................    18
 Item 11.    Executive Compensation ....................................................................    20
 Item 12.    Security Ownership of Certain Beneficial Owners and Management ............................    21
 Item 13.    Certain Relationships and Related Transactions ............................................    22
Part IV
 Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........................    25

SAFE HARBOR STATEMENT

     This Form 10-K/A contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-K/A are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

     Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-K/A include industry-based factors such as the level of competition in the business music industry, changes in consumer preference, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, as well as factors more specific to the Company such as the substantial leverage of the Company, limitations imposed by the Company's debt facilities, and changes made in connection with the integration of operations acquired by the Company.

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



DEVELOPMENTS

ACQUISITIONS

     The Company was formed on August 28, 1998 as ACN Operating LLC and in October 1998 changed its name to Audio Communications Network, LLC ("ACN"). On October 7, 1998 ACN acquired the independent franchisees in the Baltimore, Charlotte, Hillsborough, Kansas City, St. Louis, Jacksonville, Phoenix, and Fresno areas from Audio Communications Network, Inc. (the "Predecessor Company") for $66.8 million. On March 18, 1999, Muzak Limited Partnership ("Old Muzak") merged with and into ACN. At the time of the merger, ACN changed its name to Muzak LLC. Under the terms of the agreement, the Company paid total consideration of $274.2 million, which is comprised of the following: $125.5 million cash consideration, $114.9 million consideration in the tender offer and consent solicitation for the 10% Senior Notes due 2003 of Old Muzak, $15.9 million for debt repayment of Old Muzak outstanding obligations and assumed $17.9 million of other obligations. In addition, at the time of the merger, the Company repaid $41.7 million borrowed by ACN from ABRY Broadcast Partners in October 1998 in connection with the acquisition of the Company's independent franchisees from the Predecessor Company and converted $0.7 million into Class A units of the Parent.

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



                                                            ACQUIRED ASSETS                       ACQUIRED         ACQUIRED
DATE                  PURCHASE PRICE (5)                       OR STOCK                           BUSINESS         MARKETS
-------------------- -------------------- -------------------------------------------------- ----------------- ---------------
 March 18, 1999       $ 18.1 (1)          Net assets of Capstar Broadcasting Corporation's   Independent       Georgia,
                                          independent franchisee                             franchisee        Florida
 April 1, 1999        $  0.2              Net assets of Custom On Hold Services Inc          Audio Marketing   Washington
 May 1, 1999          $  3.2 (2)          Net assets of Capstar Broadcasting Corporation's   Independent       Nebraska
                                          independent franchisee                             franchisee
 June 1, 1999         $  6.9              Net assets of Advertising on Hold, Inc             Audio Marketing   Florida,
                                                                                                               Georgia,
                                                                                                               North Carolina
 June 1, 1999         $  0.8              Net assets of CustomTronics Sound                  Business Music    California
 July 1, 1999         $  0.9              Net assets of Penobscot Broadcasting Corporation   Independent       Maine
                                                                                             franchisee
 August 1, 1999       $  1.3              Net assets of LaBov and Beyond, Inc                Audio Marketing   Indiana
 August 1, 1999       $  3.5              Net assets of US West Communications Services,     Audio Marketing   National
                                          Inc's Please Hold Promotions
 September 1, 1999    $  4.7              Stock of Broadcast International, Inc              Business Music    National
 October 1, 1999      $ 10.3              Net assets of Midwest Systems and Services, Inc    Business Music    Illinois,
                                                                                                               Indiana,
                                                                                                               Ohio,
                                                                                                               West Virginia
 November 1, 1999     $  2.9              Net assets of A & D Music, Inc                     Independent       Oregon
                                                                                             franchisee
 November 1, 1999     $  7.9 (3)          Stock of Audio Environment, Inc and Background     Independent       California
                                          Music Broadcasters Inc                             franchisee
 December 1, 1999     $ 13.2 (4)          Net assets of Mountain West Audio, Inc             Independent       Utah,
                                                                                             franchisee        Idaho,
                                                                                                               Washington

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

     As a complement to Audio Architecture, the Company's Audio Marketing creates customized music and messages that allow customers' telephone systems to deliver targeted music and messaging during their customers time on hold. The Company has the in-house capability to write, edit, produce and duplicate messages. The Company's fully integrated sound studios and editing and tape duplication facilities provide flexibility in responding to client's needs.

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

     The industry-wide agreement between business music providers and BMI expired in December 1993. Since this time the Company has been operating under an interim agreement pursuant to which the Company has continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. The Company is involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable by the Company and its owned operations as well as licensed independent franchisees to BMI. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to December 31, 1999, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. The Company vigorously contests BMI's assessment. The eventual court ruling setting final fees for the period covered may require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. A trial date has not been set.

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

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below is Selected Financial Data for Muzak LLC (the "Company") for the period from October 7, 1998 to December 31, 1998 and for the year ended December 31, 1999 and for Audio Communications Network, Inc. (the "Predecessor Company") for the fiscal year ended December 31, 1997 and for the period from January 1, 1998 to October 6, 1998. As discussed above in "Item 1. Business", on October 7, 1998 ACN acquired Audio Communications Network Inc. ACN had no operations until it acquired Audio Communications Network Inc. in October 1998. In connection with the merger with Old Muzak on March 18, 1999, ACN changed its name to Muzak LLC.





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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-K/A contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of
Section 27A of the securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-K/A are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

     Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-K/A include industry-based factors such as the level of competition in the business music industry, changes in consumer preference, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, as well as factors more specific to the Company such as the substantial leverage of the Company, limitations imposed by the Company's debt facilities, and changes made in connection with the integration of operations acquired by the Company.

GENERAL

     The Company is the leading provider of business music programming in the United States. Together with its independent franchisees, the Company serves an installed base of approximately 300,000 business locations nationwide. The Company and its independent franchisees also sell, install and maintain electronic equipment related to the Company's business.

     The Company was formed on August 28, 1998 as ACN Operating LLC and in October of 1998 changed its name to Audio Communications Network, LLC ("ACN"). On October 7, 1998 ACN acquired the independent franchisees in the Baltimore, Charlotte, Hillsborough, Kansas City, St. Louis, Jacksonville, Phoenix, and Fresno areas from Audio Communications Network, Inc. (the "Predecessor Company") for $66.8 million. On March 18, 1999, Muzak Limited Partnership ("Old Muzak") merged with and into ACN. At the time of the merger, ACN changed its name to Muzak LLC. Under the terms of the agreement, the Company paid total consideration of $274.2 million, which consisted of the following: $125.5 million cash consideration, $114.9 million consideration in the tender offer and consent solicitation for the 10% Senior Notes due 2003 of Old Muzak, $15.9 million for debt repayment of Old Muzak outstanding obligations and assumed $17.9 million of other obligations. In addition, at the time of the merger, the Company repaid $42.4 million ACN borrowed from ABRY Broadcast Partners in October 1998 in connection with the acquisition of the Company's independent franchisees from the Predecessor Company. Since the merger, the Company and the Parent have acquired thirteen businesses for total consideration of $73.9 million, which included 16,476 Class A units of Muzak Holdings LLC ("the Parent").

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



                                                            ACQUIRED ASSETS                       ACQUIRED         ACQUIRED
DATE                  PURCHASE PRICE (5)                       OR STOCK                           BUSINESS         MARKETS
-------------------- -------------------- -------------------------------------------------- ----------------- ---------------
 March 18, 1999       $ 18.1 (1)          Net assets of Capstar Broadcasting Corporation's   Independent       Georgia,
                                          independent franchisee                             franchisee        Florida
 April 1, 1999        $  0.2              Net assets of Custom On Hold Services Inc          Audio Marketing   Washington
 May 1, 1999          $  3.2 (2)          Net assets of Capstar Broadcasting Corporation's   Independent       Georgia
                                          independent franchisee                             franchisee        Nebraska
                                                                                                               Florida
 June 1, 1999         $  6.9              Net assets of Advertising on Hold, Inc             Audio Marketing   Florida,
                                                                                                               Georgia,
                                                                                                               North Carolina
 June 1, 1999         $  0.8              Net assets of CustomTronics Sound                  Business Music    California
 July 1, 1999         $  0.9              Net assets of Penobscot Broadcasting Corporation   Independent       Maine
                                                                                             franchisee
 August 1, 1999       $  1.3              Net assets of LaBov and Beyond, Inc                Audio Marketing   Indiana
 August 1, 1999       $  3.5              Net assets of US West Communications Services,     Audio Marketing   National
                                          Inc's Please Hold Promotions
 September 1, 1999    $  4.7              Stock of Broadcast International, Inc              Business Music    National
 October 1, 1999      $ 10.3              Net assets of Midwest Systems and Services, Inc    Business Music    Illinois,
                                                                                                               Indiana,
                                                                                                               Ohio,
                                                                                                               West Virginia
 November 1, 1999     $  2.9              Net assets of A & D Music, Inc                     Independent       Oregon
                                                                                             franchisee
 November 1, 1999     $  7.9 (3)          Stock of Audio Environment, Inc and Background     Independent       California
                                          Music Broadcasters Inc                             franchisee
 December 1, 1999     $ 13.2 (4)          Net assets of Mountain West Audio, Inc             Independent       Utah,
                                                                                             franchisee        Idaho,
                                                                                                               Washington

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

     STEVEN K. RANDALL has been an Executive Vice President of the Company since November 1999. Prior to November 1999, Mr. Randall was the owner and President of Mountain West Audio Inc., an independent franchisee of the Company. He served in this capacity from 1979 until joining the Company in November
1999. While he was the owner of Mountainwest Audio, Mr. Randall served on the President's Advisory Board and the National Sales Committee for the Company. While serving as President of MountainWest Audio, he was an officer and board member of the franchise organization.

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

     ANDREW BANKS is Chairman of ABRY Holdings, LLC. Previously, Mr. Banks was affiliated with Bain & Company, an international management consulting firm. At Bain, where he was a partner from 1986 until 1988, he shared significant responsibility for the firm's media practice. Mr. Banks is presently a director or the equivalent of Pinnacle Towers, Inc. Mr. Banks is a graduate of the Harvard Law School, a Rhodes Scholar holding a Master's degree from Oxford University and a graduate of the University of Florida.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements:



                                                                                             PAGE
                                                                                            NUMBER
                                                                                           -------
MUZAK LLC
Report of Independent Public Accountants .................................................   F-1
Consolidated Balance Sheets at December 31, 1999 and December 31, 1998 ...................   F-4
Consolidated Statements of Operations for the fiscal year ended December 31, 1999, and the period from
 October 7, 1998 to December 31, 1998 ....................................................   F-5
Consolidated Statements of Cash Flows for the fiscal year ended December 31, 1999, and the period from
 October 7, 1998 to December 31, 1998 ....................................................   F-6
Consolidated Statements of Changes in Member's Interest for the fiscal year ended
December 31, 1999, and the
 period from October 7, 1998 to December 31, 1998 ........................................   F-7
Notes to Consolidated Financial Statements ...............................................   F-8
AUDIO COMMUNICATIONS NETWORK, INC. (THE "PREDECESSOR COMPANY")
Report of Independent Public Accountants .................................................   F-2
Consolidated Statement of Operations for the period from January 1, 1998 to October 6,       F-5
  1998
Consolidated Statement of Cash flows for the period from January 1, 1998 to October 6,       F-6
  1998
Consolidated Statement of Stockholders' Equity for the period from January 1, 1998 to        F-7
  October 6, 1998
Notes to Consolidated Financial Statements ...............................................   F-8
AUDIO COMMUNICATIONS NETWORK, INC. (THE "PREDECESSOR COMPANY")
Report of Independent Public Accountants .................................................   F-3
Consolidated Statement of Operations for the fiscal year ended December 31, 1997 .........   F-5
Consolidated Statement of Cash Flows for the fiscal year ended December 31, 1997 .........   F-6
Consolidated Statement of Stockholders' Equity for the fiscal year ended December 31,        F-7
  1997
Notes to Consolidated Financial Statements ...............................................   F-8
MUZAK HOLDINGS,LLC
Report of Independent Public Accountants .................................................   F-19
Consolidated Balance Sheets at December 31, 1999 and December 31, 1998 ...................   F-22
Consolidated Statements of Operations for the fiscal year ended December 31, 1999, and the period from
 October 7, 1998 to December 31, 1998 ....................................................   F-23
Consolidated Statements of Cash Flows for the fiscal year ended December 31, 1999, and the period from
 October 7, 1998 to December 31, 1998 ....................................................   F-24
Consolidated Statements of Changes in Member's Interest for the fiscal year ended
December 31, 1999, and the
 period from October 7, 1998 to December 31, 1998 ........................................   F-25
Notes to Consolidated Financial Statements ...............................................   F-26
AUDIO COMMUNICATIONS NETWORK, INC. (THE "PREDECESSOR COMPANY")
Report of Independent Public Accountants .................................................   F-20
Consolidated Statement of Operations for the period from January 1, 1998 to October 6,       F-23
  1998
Consolidated Statement of Cash flows for the period from January 1, 1998 to October 6,       F-24
  1998
Consolidated Statement of Stockholders' Equity for the period from January 1, 1998 to        F-25
  October 6, 1998
Notes to Consolidated Financial Statements ...............................................   F-26
AUDIO COMMUNICATIONS NETWORK, INC. (THE "PREDECESSOR COMPANY")
Report of Independent Public Accountants .................................................   F-21
Consolidated Statement of Operations for the fiscal year ended December 31, 1997 .........   F-23
Consolidated Statement of Cash Flows for the fiscal year ended December 31, 1997 .........   F-24
Consolidated Statement of Stockholders' Equity for the fiscal year ended December 31,        F-25
  1997
Notes to Consolidated Financial Statements ...............................................   F-26

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized., on the 31st day of March 2000.


                                      MUZAK FINANCE CORP.
                                      MUZAK LLC


                                      By: /s/ William A. Boyd
                                         --------------------------------------

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



              SIGNATURE                                 TITLE
-------------------------------------  --------------------------------------
       /s/ William A. Boyd             President and Chief Executive Officer
       ------------------------        (Principal Executive Officer)
       WILLIAM A. BOYD

       /s/ Brad D. Bodenman            Chief Financial Officer (Principal
       ------------------------        Financial Officer and Principal
       BRAD D. BODENMAN                Accounting Officer)

       /s/ Royce Yudkoff               Director
       ------------------------
       ROYCE YUDKOFF

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



/s/ PricewaterhouseCoopers LLP


Charlotte, North Carolina
March 24, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Muzak Holdings LLC

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

To the Board of Directors of
Muzak Holdings LLC:

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

                                   MUZAK LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                            PREDECESSOR COMPANY
                                                                                      -------------------------------
                                                                                       PERIOD FROM
                                                                       PERIOD FROM     JANUARY 1,
                                                                     OCTOBER 7, 1998      1998
                                                       YEAR ENDED        THROUGH         THROUGH
                                                      DECEMBER 31,     DECEMBER 31,    OCTOBER 6,      YEAR ENDED
                                                          1999             1998           1998      DECEMBER 31, 1997
                                                     -------------- ----------------- ------------ ------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss ........................................   $  (21,736)      $ (1,147)      $  (3,428)      $  (1,403)
   Adjustments to derive cash flow from
    continuing operating activities:
   Deferred income tax benefit .....................         (458)            --              --              --
   Depreciation and amortization ...................       36,479          1,683           4,372           4,259
   Amortization of deferred financing fees .........          968             20              58              --
   Interest contributed to equity ..................           --            145              --              --
   Deferred subscriber acquisition costs ...........       (7,246)          (209)           (524)           (712)
   Unearned installment income .....................        1,110             --              --              --
   Net change in certain assets and liabilities, net
    of business acquisitions .......................
    (Increase) decrease in accounts receivable .....      (15,413)            95             241          (1,055)
    (Increase) decrease in inventory ...............       (3,225)          (524)            303          (3,389)
    Increase in accrued expenses ...................        3,716            597             112             576
    Increase (decrease) in accounts payable ........       (2,587)           546             379            (999)
    Increase in advance billings ...................        5,244             --              --              --
    Other, net .....................................          822            (39)             80             819
                                                       ----------       --------       ---------       ---------
     NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES ..................................       (2,326)         1,167           1,593          (1,904)
                                                       ----------       --------       ---------       ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash .......................     (306,052)       (67,028)             --              --
   Capital expenditures for property and
    equipment ......................................      (30,785)        (1,308)         (3,538)           (591)
   Proceeds from the sale of intangible assets .....           --             --              --             185
   Cash acquired in acquisition ....................           --             --              --             876
                                                       ----------       --------       ---------       ---------
     NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES ..................................     (336,837)       (68,336)         (3,538)            470
                                                       ----------       --------       ---------       ---------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of senior subordinated
    notes ..........................................      115,000             --              --              --
   Proceeds from issuance of senior credit facility       165,000             --              --              --
   Proceeds from long-term debt ....................           --             --           2,200          25,534
   Proceeds from contributions by Parent ...........       60,976          8,602              --              --
   Proceeds from sale of stock .....................           --             --               7              71
   Repayment of notes payable to related parties ...      (41,683)                            --              --
   Issuance of notes payable to related party ......       30,000         59,478              --              --
   Net borrowings under revolver ...................       25,000                                             --
   Repayments of other debt ........................       (3,534)              (8)         (552)        (23,624)
   Payment of fees associated with the financing ...      (10,614)            --              --              --
                                                       ----------       ----------     ---------       ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES            340,145         68,072           1,655           1,981
                                                       ----------       ----------     ---------       ---------

   INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS ....................................          982            903            (290)            547
   CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD .........................................        1,293            390             680             133
                                                       ----------       ----------     ---------       ---------
   CASH AND CASH EQUIVALENTS, END OF PERIOD ........   $    2,275       $  1,293       $     390       $     680
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


PREDECESSOR COMPANY



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


2. ACQUISITIONS

     On October 7, 1998, the Company acquired certain assets and liabilities of ACN for $66.8 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the consideration paid was allocated based on the estimated fair market value of the net assets acquired. The excess of the consideration paid over the estimated fair market value of the net assets acquired approximated $17.0 million and is being amortized using the straight-line method over 20 years.

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

     In 1999, prior to the merger, the Company made the following acquisitions:

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



                                                            ACQUIRED ASSETS                         ACQUIRED         ACQUIRED
DATE                 PURCHASE PRICE(5)                         OR STOCK                             BUSINESS         MARKETS
------------------- ------------------- ------------------------------------------------------ ----------------- ---------------
March 18, 1999       $  18.1 (1)        Net assets of Capstar Broadcasting                     Independent       Georgia,
                                        Corporation's independent franchisee                   franchisee        Florida
April 1, 1999        $  0.2             Net assets of Custom On Hold Services Inc              Audio Marketing   Washington
May 1, 1999          $   3.2 (2)        Net assets of Capstar Broadcasting Corporation's       Independent       Georgia
                                        independent franchisee                                 franchisee        Nebraska
                                                                                                                 Florida
June 1, 1999         $  6.9             Net assets of Advertising on Hold, Inc                 Audio Marketing   Florida,
                                                                                                                 Georgia,
                                                                                                                 North Carolina
June 1, 1999         $  0.8             Net assets of CustomTronics Sound                      Business Music    California
July 1, 1999         $  0.9             Net assets of Penobscot Broadcasting Corporation       Independent       Maine
                                                                                               franchisee
August 1, 1999       $  1.3             Net assets of LaBov and Beyond, Inc                    Audio Marketing   Indiana
August 1, 1999       $  3.5             Net assets of US West Communications Services, Inc's   Audio Marketing   National
                                        Please Hold Promotions
September 1, 1999    $  4.7             Stock of Broadcast International, Inc                  Business Music    National
October 1, 1999      $ 10.3             Net assets of Midwest Systems and Services, Inc        Business Music    Illinois,
                                                                                                                 Indiana,
                                                                                                                 Ohio,
                                                                                                                 West Virginia
November 1, 1999     $  2.9             Net assets of A & D Music, Inc                         Independent       Oregon
                                                                                               franchisee
November 1, 1999     $   7.9 (3)        Stock of Audio Environment, Inc and Background         Independent       California
                                        Music Broadcasters Inc                                 franchisee
December 1, 1999     $  13.2 (4)        Net assets of Mountain West Audio, Inc                 Independent       Utah,
                                                                                               franchisee        Idaho,
                                                                                                                 Washington

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


5. ACCRUED EXPENSES
     Accrued expenses are summarized below (in thousands):



                                                         DECEMBER 31,   DECEMBER 31,
                                                             1999           1998
                                                        -------------- -------------
Accrued Interest ......................................     $ 7,245       $    --
Additional purchase price of Mountain West Audio, Inc.       10,200            --
Accrued compensation and benefits .....................       2,323            30
Licensing related accruals ............................       2,754            65
Other .................................................      11,911         1,430
                                                            -------         -----
                                                            $34,433       $ 1,525
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

     During fiscal 1999, the Company borrowed $30.0 million from MEM Holdings under junior subordinated notes. See Note 6 for a description of this related party note.

                                   MUZAK LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. MUZAK FINANCE CORP.
     Muzak Finance Corp. had no operating activities during the twelve months ended December 31, 1999.


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



                                         FISCAL 1999
                       -----------------------------------------------
                          FIRST       SECOND      THIRD       FOURTH
                         QUARTER     QUARTER     QUARTER     QUARTER
                       ----------- ----------- ----------- -----------
Net Sales ............  $ 12,151    $ 35,518    $ 40,255    $ 42,092
Gross Profit .........     7,680      22,030      24,867      27,120
Net Loss .............      (597)     (5,508)     (7,152)     (8,479)


                                                  FISCAL 1998
                                         ----------------------------
                                          PERIOD FROM OCTOBER 7, 1998
                                           THROUGH DECEMBER 31, 1998
                                         ----------------------------
Net Sales ..............................           $  5,914
Gross Profit ...........................              3,358
Net Loss ...............................             (1,147)

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

14. SUBSEQUENT EVENTS -- (CONTINUED)

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

     On March 24, 2000, the Company acquired the stock of Vortex Sound Communications Company, Inc., ("Vortex") for $9.2 million, which included 802 units of the Parent. Vortex, was the Company's independent franchisee located in Washington, DC.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Muzak Holdings LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 25 related to Muzak Holdings LLC present fairly, in all material respects, the financial position of Muzak Holdings LLC and its subsidiaries (the "Company"), formally known as ACN Holdings, LLC, at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period from October 7, 1998 to December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


Charlotte, North Carolina
March 24, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Muzak Holdings LLC

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

To the Board of Directors of
Muzak Holdings LLC:

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




/s/ Deloitte & Touche LLP




Orlando, Florida
March 31, 1998

ITEM 1. FINANCIAL STATEMENTS
                              MUZAK HOLDINGS LLC


                          CONSOLIDATED BALANCE SHEETS


                                (IN THOUSANDS)



                                                             DECEMBER 31,   DECEMBER 31,
                                                                 1999           1998
                                                            -------------- -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................   $   2,275      $  1,293
  Accounts receivable, net of allowances of $3,683 and $450      39,203         1,764
  Inventories .............................................      12,283         1,323
  Prepaid expenses and other assets .......................       2,304           125
                                                              ---------      --------
   Total current assets ...................................      56,065         4,505
Property and equipment, net ...............................      95,050        17,499
Intangible assets, net ....................................     314,364        49,039
Deferred charges and other assets, net ....................      31,836         1,884
                                                              ---------      --------
   TOTAL ASSETS ...........................................   $ 497,315      $ 72,927
                                                              =========      ========

LIABILITIES AND MEMBERS' INTEREST
CURRENT LIABILITIES:
  Revolving credit facility ...............................   $  25,000      $     --
  Current maturities of long term debt ....................       4,197            --
  Related party notes .....................................          --        42,183
  Current maturities of other liabilities .................       1,394            34
  Accounts payable ........................................      15,123         2,439
  Accrued expenses ........................................      34,433         1,525
  Advance billings ........................................      11,171            --
                                                              ---------      --------
   Total current liabilities ..............................      91,318        46,181
Long-term debt ............................................     323,131           460
Related party notes .......................................      30,000            --
Other liabilities .........................................       9,798            26

Commitments and Contingencies .............................
MEMBERS' INTEREST
  Class A units ...........................................      70,599        27,262
  Class B units ...........................................       2,822            --
  Accumulated deficit .....................................     (30,353)       (1,002)
                                                              ---------      --------
   Total members' interest ................................      43,068        27,260
                                                              ---------      --------
   TOTAL LIABILITIES AND MEMBERS' INTEREST ................   $ 497,315      $ 72,927
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

                              MUZAK HOLDINGS LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                            PREDECESSOR COMPANY
                                                                                      -------------------------------
                                                                                       PERIOD FROM
                                                                       PERIOD FROM     JANUARY 1,
                                                                     OCTOBER 7, 1998      1998
                                                       YEAR ENDED        THROUGH         THROUGH
                                                      DECEMBER 31,     DECEMBER 31,    OCTOBER 6,      YEAR ENDED
                                                          1999             1998           1998      DECEMBER 31, 1997
                                                     -------------- ----------------- ------------ ------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss ........................................   $  (26,212)      $ (1,002)      $  (3,428)      $  (1,403)
   Adjustments to derive cash flow from
    continuing operating activities:
   Deferred income tax benefit .....................         (458)            --              --              --
   Depreciation and amortization ...................       36,479          1,683           4,372           4,259
   Amortization of senior discount notes ...........        4,218             --              --              --
   Amortization of deferred financing fees .........        1,226             20              58              --
   Deferred subscriber acquisition costs ...........       (7,246)          (209)           (524)           (712)
   Unearned installment income .....................        1,110             --              --              --
   Net change in certain assets and liabilities, net
    of business acquisitions .......................
    (Increase) decrease in accounts receivable .....      (15,413)            95             241          (1,055)
    (Increase) decrease in inventory ...............       (3,225)          (524)            303          (3,389)
    Increase in accrued expenses ...................        3,716            597             112             576
    Increase (decrease) in accounts payable ........       (2,587)           546             379            (999)
    Increase in advance billings ...................        5,244             --              --              --
    Other, net .....................................          822            (39)             80             819
                                                       ----------       --------       ---------       ---------
     NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES ..................................       (2,326)         1,167           1,593          (1,904)
                                                       ----------       --------       ---------       ---------
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash .......................     (306,052)       (67,028)             --              --
   Capital expenditures for property and
    equipment ......................................      (30,785)        (1,308)         (3,538)           (591)
   Proceeds from the sale of intangible assets .....           --             --              --             185
   Cash acquired in acquisition ....................           --             --              --             876
                                                       ----------       --------       ---------       ---------
     NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES ..................................     (336,837)       (68,336)         (3,538)            470
                                                       ----------       --------       ---------       ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of senior subordinated
    notes ..........................................      115,000             --              --              --
   Proceeds from issuance of senior discount notes..       39,996             --              --              --
   Proceeds from issuance of senior credit facility       165,000             --              --              --
   Proceeds from long-term debt ....................           --             --           2,200          25,534
   Proceeds from sale of stock .....................           --             --               7              71
   Proceeds from issuance of membership units.......       24,279         27,262              --              --
   Repayment of notes payable to related parties ...      (41,683)                            --              --
   Issuance of notes payable to related party ......       30,000         40,818              --              --
   Net borrowings under revolver ...................       25,000                                             --
   Repayments of other debt ........................       (3,534)              (8)         (552)        (23,624)
   Payment of fees associated with the financing ...      (13,913)            --              --              --
                                                       ----------       ----------     ---------       ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES            340,145         68,072           1,655           1,981
                                                       ----------       ----------     ---------       ---------
   INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS ....................................          982            903            (290)            547
   CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD .........................................        1,293            390             680             133
                                                       ----------       ----------     ---------       ---------
   CASH AND CASH EQUIVALENTS, END OF PERIOD ........   $    2,275       $  1,293       $     390       $     680
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

                              MUZAK HOLDINGS LLC


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND MEMBERS'
                                   INTEREST


                       (IN THOUSANDS, EXCEPT FOR UNITS)


PREDECESSOR COMPANY



                                                           CONTRIBUTED            CONTRIBUTED
                                                             CAPITAL-               CAPITAL                      TOTAL
                                                            PREFERRED    COMMON    IN EXCESS   ACCUMULATED   STOCKHOLDERS'
                                              INVESTMENT     WARRANTS     STOCK     OF PAR       DEFICIT        EQUITY
                                             ------------ ------------- -------- ------------ ------------- --------------
Balance, December 31, 1996 .................   $  3,750      $  194      $   --     $   --      $ (1,395)      $  2,549
 Merger-related activity ...................     (3,750)       (194)      1,102      9,683            --          6,841
 Stock issued to directors and employees
   in lieu of cash compensation ............         --          --          10        111            --            121
 Stock purchased by employees under
   stock purchase plan .....................         --          --           1         10            --             11
 Stock options exercised ...................         --          --          13         47            --             60
 Net loss ..................................         --          --          --         --        (1,403)        (1,403)
                                               --------      ------      ------     ------      --------       --------
Balance, December 31, 1997 .................         --          --       1,126      9,851        (2,799)         8,179
                                               ========      ======      ======     ======      ========       ========
Stock options exercised ....................         --          --           1          6            --              7
Net loss ...................................         --          --          --         --        (3,428)        (3,428)
                                               --------      ------      ------     ------      --------       --------
Balance at October 6, 1998 .................   $     --      $   --      $1,127     $9,857      $ (6,227)      $  4,757
                                               ========      ======      ======     ======      ========       ========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
MUZAK HOLDINGS LLC:

                                                                                                              TOTAL
                                                          CLASS A             CLASS B        ACCUMULATED    MEMBERS'
                                                       UNITS   DOLLARS    UNITS    DOLLARS     DEFICIT       EQUITY
                                                     -------- --------- --------- --------- ------------- ------------

Balance at October 7, 1998 (prior to initial
 contribution by members)..........................       --   $    --      --     $   --   $     --      $     --
Issuance of units .................................   27,262    27,262   2,414         --         --        27,262
Net loss ..........................................       --         --     --         --     (1,002)       (1,002)
                                                      ------   -------   ------    -------    --------     --------
Balance, December 31, 1998 ........................   27,262   $27,262   2,414     $   --   $ (1,002)     $ 26,260
 Issuance of units .................................  40,198   $40,198   7,867     $2,822   $     --      $ 43,020
Split of common units affected in the form of a
  dividend .........................................   3,139     3,139      --                (3,139)           --
 Net loss ..........................................      --        --      --         --     (26,212)     (26,212)
                                                      ------   -------   -----     ------    ---------    ---------
 Balance, December 31, 1999 ........................  70,599   $70,599  10,281     $2,822   $ (30,353)    $ 43,068
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

                              MUZAK HOLDINGS LLC


                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION -- Muzak Holdings LLC ("the Company"), formerly known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of Delaware. Muzak LLC, a wholly owned subsidiary of the Company, owns and operates franchisees. Muzak LLC began its operations on October 7, 1998 with the acquisition of the independent franchisees in the Baltimore, Charlotte, Hillsborough, Kansas City, St. Louis, Jacksonville, Phoenix, and Fresno areas from Audio Communications Network, Inc. (the "Predecessor Company"). On March 18, 1999, Muzak Limited Partnership ("Old Muzak") merged with and into Audio Communications Network LLC ("ACN"). At the time of the merger, ACN changed its name to Muzak LLC.

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

     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of the Company and its subsidiaries; Muzak LLC, Muzak Holdings Finance Corporation, Muzak Capital Corporation, Muzak Finance Corporation, Business Sound Inc., Electro Systems Corporation, BI Acquisition LLC, MLP Environmental Music, LLC, Audio Environments, Inc, and Background Music Broadcasters, Inc. All significant intercompany items have been eliminated in consolidation. Certain prior year items have been reclassified to conform with the fiscal 1999 presentation.

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

recorded values to the undiscounted future cash flows that can be generated by such assets. Impairment losses are recognized if recorded values exceed undiscounted future cash flows, by reducing them to estimated fair value. No impairment losses were recognized by the Company and the Predecessor Company for the periods presented.

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


2. ACQUISITIONS

     On October 7, 1998, the Company acquired certain assets and liabilities of the Predecessor Company for $66.8 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the consideration paid was allocated based on the estimated fair market value of the net assets acquired. The excess of the consideration paid over the estimated fair market value of the net assets acquired approximated $17.0 million and is being amortized using the straight-line method over 20 years.

     In order to complete the acquisition of the Predecessor Comapany, the Company received a $8.4 million capital contribution and issued notes payable of $40.8 million to a Member (see Note 6).

     As discussed in Note 1, on March 18, 1999 Old Muzak merged with and into ACN. Under the terms of the agreement, the Company paid total consideration of $274.2 million, which is comprised of the following: $125.5 million cash consideration, $114.9 million consideration in the tender offer and consent solicitation for the 10% Senior Notes due 2003 of Old Muzak, $15.9 million for debt repayment of Old Muzak outstanding obligations and assumed $17.9 million of other obligations. In addition, at the time of the merger, the Company repaid $41.7 million borrowed from ABRY Broadcast Partners by ACN in October 1998 in connection with the acquisition of the Company's independent franchisees from the Predecessor Company and converted $0.7 million into voting units of the Company.

     In 1999, prior to the merger, the Company made the following acquisitions:

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. ACQUISITIONS -- (CONTINUED)

   o On January 15, 1999, the Company acquired all of the outstanding stock of Business Sound, Inc. for approximately $4.1 million, which included 3,661 Class A units of the Company. Business Sound was the Company's independent franchisee for the New Orleans, Louisiana and Mobile, Alabama areas.

   o On February 24, 1999, the Company acquired all of the outstanding stock of Electro Systems for approximately $0.7 million, which included 650
    Class A units of the Company, and assumed certain nonrecourse debt. Electro Systems was the Company's independent franchisee located in Panama City, Florida.

     The Company made thirteen acquisitions between the merger on March 18, 1999 and December 31, 1999. The table below provides information regarding these acquisitions (in millions, except for number of units).



                                                            ACQUIRED ASSETS                         ACQUIRED         ACQUIRED
DATE                 PURCHASE PRICE(5)                         OR STOCK                             BUSINESS         MARKETS
------------------- ------------------- ------------------------------------------------------ ----------------- ---------------
March 18, 1999       $  18.1 (1)        Net assets of Capstar Broadcasting                     Independent       Georgia,
                                        Corporation's independent franchisee                   franchisee        Florida
April 1, 1999        $  0.2             Net assets of Custom On Hold Services Inc              Audio Marketing   Washington
May 1, 1999          $   3.2 (2)        Net assets of Capstar Broadcasting Corporation's       Independent       Georgia
                                        independent franchisee                                 franchisee        Nebraska
                                                                                                                 Florida
June 1, 1999         $  6.9             Net assets of Advertising on Hold, Inc                 Audio Marketing   Florida,
                                                                                                                 Georgia,
                                                                                                                 North Carolina
June 1, 1999         $  0.8             Net assets of CustomTronics Sound                      Business Music    California
July 1, 1999         $  0.9             Net assets of Penobscot Broadcasting Corporation       Independent       Maine
                                                                                               franchisee
August 1, 1999       $  1.3             Net assets of LaBov and Beyond, Inc                    Audio Marketing   Indiana
August 1, 1999       $  3.5             Net assets of US West Communications Services, Inc's   Audio Marketing   National
                                        Please Hold Promotions
September 1, 1999    $  4.7             Stock of Broadcast International, Inc                  Business Music    National
October 1, 1999      $ 10.3             Net assets of Midwest Systems and Services, Inc        Business Music    Illinois,
                                                                                                                 Indiana,
                                                                                                                 Ohio,
                                                                                                                 West Virginia
November 1, 1999     $  2.9             Net assets of A & D Music, Inc                         Independent       Oregon
                                                                                               franchisee
November 1, 1999     $   7.9 (3)        Stock of Audio Environment, Inc and Background         Independent       California
                                        Music Broadcasters Inc                                 franchisee
December 1, 1999     $  13.2 (4)        Net assets of Mountain West Audio, Inc                 Independent       Utah,
                                                                                               franchisee        Idaho,
                                                                                                                 Washington

---------
(1) Total purchase price included 13,535 Class A units of the Company.

(2) The Company acquired Capstar Broadcasting Corporation's ("Capstar") independent franchisees located in Atlanta, Albany, and Macon, Georgia, Ft Myers, Florida and Omaha Nebraska. The total consideration was accounted for as an equity contribution to the Company and included 2,385 Class A units of the Company.

(3) Total purchase price included 100 Class A units of the Company.

(4) The Company paid $3.1 million of the purchase price of Mountain West
    Audio, Inc. as of December 31, 1999. In February 2000, the Company paid the remaining purchase price, which included 456 Class A units of the Company.

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



                                         FISCAL YEAR ENDED
                                DECEMBER 31, 1999   DECEMBER 31, 1998
                               ------------------- ------------------
                                            (UNAUDITED)
Revenues .....................      $ 170,970          $ 161,379
Loss from operations .........         (2,075)            (9,554)
Net Loss .....................        (39,026)           (40,572)

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
                                                            =======       =======

---------
Additional purchase price for Mountain West Audio, Inc. was paid in February
2000.


6. DEBT
     Debt obligations consist of the following (in thousands):



                                                    DECEMBER 31,   DECEMBER 31,
                                                        1999           1998
                                                   -------------- -------------
Revolving loan -- Senior credit facility .........    $ 25,000       $    --
                                                      ========       =======
Related Party Notes ..............................    $ 30,000       $42,183
                                                      ========       =======


                                    DECEMBER 31,   DECEMBER 31,
                                        1999           1998
                                   -------------- -------------
Long term debt:
 Senior Credit Facility ..........    $165,000         $ --
 Senior Notes ....................     115,000           --
 Senior Discount Notes............      44,214           --
 Other ...........................       3,114          460
                                      --------         ----
 Total debt obligations ..........     327,328          460
 Less current maturities .........      (4,197)          --
                                      --------         ----
                                      $323,131         $460
                                      ========         ====

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. DEBT -- (CONTINUED)

SENIOR CREDIT FACILITY

     In March 1999, the Company entered into a new senior credit facility ("Senior Credit Facility") consisting of: (i) a term loan facility in the amount of $30.0 million payable in semi-annual installments until final maturity on December 31, 2005 ("Term Loan A") ; (ii) a term loan facility in the amount of $105.0 million payable in semi-annual installments until final maturity on December 31, 2006 ("Term Loan B")(together with Term Loan A , the "Term Loans"); and (iii) a revolving loan (the "Revolving Loan") in an aggregate principal amount of up to $35.0 million terminating on December 31, 2005. In July 1999, the Company amended the Senior Credit Facility which increased the principal amount of the Term Loan B by $30.0 million to $135.0 million. In October 1999, the Company amended the Senior Credit Facility to enable a related party to make a subordinated loan to the Company in the aggregate principal amount of $20.0 million and to permit the Company to issue additional senior subordinated notes and to issue preferred stock if certain covenants are met by the Company.

     The Senior Credit Facility, which is guaranteed by the Company and certain of its domestic subsidiaries, contains restrictive covenants including maintenance of interest and leverage ratios and various other restrictive covenants which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling assigning, transferring, leasing, conveying, or otherwise disposing of assets. These conditions were satisfied as of December 31, 1999.

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


SENIOR DISCOUNT NOTES

On March 18, 1999, the Company together with its wholly owned subsidiary Muzak Holdings Finance Corp., co-issued $75.0 million in principal amount at maturity, or $39.9 million in accreted value on the issue date, of 13% Senior Discounted Notes (the "Senior Discount Notes") due March 2010. Cash interest on the Senior Discount Notes does not accrue and is not payable prior to March 15, 2004. The Discounted Notes were issued at a substantial discount from their principal amount at maturity. Until March 15, 2004, the Discounted Notes will accrete in value such that the accreted value on March 15, 2004 will equal the principal amount at maturity of the Senior Discount Notes. From and after March 15, 2004, interest on the Senior Discount Notes will accrue at a rate of 13% per annum. Interest will be payable semi-annually in arrears on each March 15 and September 15, commencing September 15, 2004, to holders of record of the Senior Discount Notes at the close of business on the immediately preceding March 1 and September 1.

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. DEBT -- (CONTINUED)

RELATED PARTY NOTES

     From July 1, 1999 through November 24, 1999, the Company borrowed an aggregate amount of $30.0 million, from MEM Holdings LLC in the form of Junior Subordinated Unsecured Notes (the "ABRY Notes"). MEM Holdings is a company that owns 68% of the voting interests in the Company. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

     The ABRY Notes mature on June 30, 2007, at which time principal and accrued interest are due. Interest accrues at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 will bear interest at 15% per annum until such interest is paid or extinguished. The ABRY Notes are junior and subordinate to payments for the Senior Credit Facility, and the Senior Notes. At any time, all of the ABRY Notes, with the exception of the $3.0 million note may be converted into class A units of the Company. If the ABRY Notes with the exception of the $3.0 million note, have not been repaid in full as of May, 2001, the ABRY Notes will automatically be converted into class A units of the Parent. Proceeds from the ABRY Notes were used to fund operations and acquisitions.

     In order to complete the acquisition of the Predecessor Company, the Company issued Notes payable to a member for $40.8 million in 1998. The Company repaid $41.7 million outstanding under this note at the time of the merger and converted $0.7 million into Class A units of the Company.


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

     See Note 15 for a description of additional debt incurred by the Company after December 31, 1999.


ANNUAL MATURITIES

     Annual maturities of long-term debt obligations are as follows (in thousands):


  2000 ...............  $  4,197
  2001 ...............     5,181
  2002 ...............     6,680
  2003 ...............     7,761
  2004 ...............    26,344
  Thereafter .........   277,165

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


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's debt as of December 31, 1999 and December 31, 1998 were $378.4 million and $42.7 million, respectively. The fair value of the Senior Notes and the Senior Discount Notes are based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value.

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

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. MEMBERS' INTEREST
     The Company has authorized two classes of equity units: class A units ("Class A Units") and class B units ("Class B Units")(collectively, the "Units"). Each class of units represents a fractional part of the membership interests of the Company.


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

     During fiscal 1999, the Company borrowed $30.0 million from MEM Holdings under junior subordinated notes. See Note 6 for a description of this related party note.


12. MUZAK HOLDINGS FINANCE CORP.

     Muzak Holdings Finance Corp. had no operating activities during the twelve months ended December 31, 1999


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



                                         FISCAL 1999
                       -----------------------------------------------
                          FIRST       SECOND      THIRD       FOURTH
                         QUARTER     QUARTER     QUARTER     QUARTER
                       ----------- ----------- ----------- -----------
Net Sales ............  $ 12,151    $ 35,518    $ 40,255    $ 42,092
Gross Profit .........     7,680      22,030      24,867      27,120
Net Loss .............      (816)     (6,926)     (8,550)     (9,920)

                              MUZAK HOLDINGS LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. QUARTERLY FINANCIAL DATA (UNAUDITED): (IN THOUSANDS) -- (CONTINUED)


                                                  FISCAL 1998
                                         ----------------------------
                                          PERIOD FROM OCTOBER 7, 1998
                                           THROUGH DECEMBER 31, 1998
                                         ----------------------------
Net Sales ..............................           $  5,914
Gross Profit ...........................              3,358
Net Loss ...............................             (1,002)

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

     On March 24, 2000, the Company acquired the stock of Vortex Sound Communications Company, Inc., ("Vortex") for $9.2 million, which included 802 units of the Company. Vortex was the Company's independent franchisee located in Washington, DC.

     The following presents the unaudited pro forma results of the Company for the year ended December 31, 1999, as if the acquisitions and financings, including those discussed above in subsequent events, occurred on January 1, 1999. These unaudited pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).


  Revenues .....................  $ 176,507
  Loss from operations .........       (598)
  Net Loss .....................    (38,983)