Form 10-Q
period 2000-03-31
MUZAK LLC; MUZAK FINANCE CORP
filed 2000-05-15
CIK 1085321, 1086484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            - - - - - - - - - - - - -

                                    FORM 10-Q
                                  - - - - - - -


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000.
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

                        Commission file number: 333-78571
                                  333-78571-01

                       MUZAK LLC
                       MUZAK FINANCE CORP.
            (Exact Name of Registrants as Specified in their charter)

             DELAWARE                                   04-3433729
             DELAWARE                                   56-2187963
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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes  [X ]   No  [ ]

Muzak Finance Corp meets the conditions set forth in General Instruction H(1)
(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


Muzak Finance Corp. had 100 shares of outstanding common stock as of May 12, 2000.

                          PART I- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                    MUZAK LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        MARCH 31,              DECEMBER 31,
                                                                          2000                     1999
                                                                       (UNAUDITED)
                                                                  ----------------------   ---------------------
                              ASSETS
Current assets:
     Cash and cash equivalents..................................            $  3,370                $  2,275
     Accounts receivable, net...................................              38,684                  39,203
     Inventory..................................................              11,182                  12,283
     Prepaid expenses and other assets..........................               2,179                   2,304
                                                                            --------               ---------
         Total current assets...................................              55,415                  56,065
Property and equipment, net.....................................              99,548                  95,050
Intangible assets, net..........................................             331,928                 314,364
Deposit and other assets, net...................................              32,411                  28,795
                                                                            --------               ---------
         TOTAL ASSETS...........................................            $519,302               $ 494,274
                                                                            ========               =========


                LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
     Revolving credit facility..................................            $ 24,692                $ 25,000
     Current maturities of long term debt.......................               3,692                   4,197
     Current maturities of other liabilities....................               1,400                   1,394
     Accounts payable...........................................              15,567                  15,123
     Accrued expenses...........................................              17,862                  34,433
     Advance billings...........................................              11,905                  11,171
                                                                            --------               ---------
         Total current liabilities..............................              75,118                  91,318
Long-term debt..................................................             315,012                 278,917
Related party notes.............................................              30,000                  30,000
Other liabilities...............................................              12,825                   9,798
Commitments and contingencies (Note 9)..........................
Member's interest:
       Common units (100 issued and
       outstanding).............................................             119,018                 107,124
       Accumulated deficit......................................            (32,671)                (22,883)
                                                                            --------               ---------
         Total member's interest................................              86,347                  84,241
                                                                            --------               ---------
         TOTAL LIABILITIES AND MEMBER'S INTEREST................            $519,302                $494,274
                                                                            ========                ========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                    MUZAK LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     QUARTER                 QUARTER
                                                                                      ENDED                   ENDED
                                                                                    MARCH 31,               MARCH 31,
                                                                                       2000                   1999
                                                                                -------------------     ------------------
Revenues:
     Music and other business services..........................................       $  32,259               $ 8,179
     Equipment and related services.............................................          11,436                 3,972
                                                                                       ---------              --------


         Total revenues.........................................................          43,695                12,151


Cost of revenues:
     Music and other business services..........................................           6,773                 1,599
     Equipment and related services.............................................           8,931                 2,872
                                                                                       ---------              --------
         Total cost of revenues.................................................          15,704                 4,471
                                                                                       ---------              --------
         Gross profit...........................................................          27,991                 7,680
                                                                                       ---------              --------
Selling, general and administrative expenses....................................          14,182                 2,947
Depreciation and amortization expense...........................................          13,954                 3,197
                                                                                       ---------              --------
         Income (loss) from operations..........................................           (145)                 1,536


Other income (expense):
     Interest expense, net......................................................         (9,630)               (2,112)
     Other, net.................................................................              7                   (21)
                                                                                       ---------              --------
     Loss before income taxes...................................................         (9,768)                 (597)
Income tax provision.............. .............................................             20                     -


         Net loss...............................................................       $ (9,788)               $ (597)
                                                                                       =========              ========


The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                    MUZAK LLC
             CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT FOR UNITS)

                                                                                                           TOTAL
                                                             COMMON UNITS              ACCUMULATED        MEMBER'S
                                                      OUTSTANDING        DOLLARS         DEFICIT          INTEREST
                                                   ---------------------------------------------------------------------
Balance at December 31, 1999.......................       100           $ 107,124       $ (22,883)          $ 84,241


Additional capital contributed.....................       --               11,894               --            11,894
Net loss ..........................................       --                   --          (9,788)           (9,788)

Balance at March 31, 2000..........................       100           $ 119,018        $(32,671)          $ 86,347
                                                          ===           =========        =========          ========


The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                    MUZAK LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     QUARTER ENDED         QUARTER ENDED
                                                                                       MARCH 31,             MARCH 31,
                                                                                         2000                  1999
                                                                                  --------------------  --------------------

CASH FLOW FROM OPERATING ACTIVITIES
Net loss..........................................................................       $ (9,788)               $ (597)
Adjustments to derive cash flow from continuing operating activities:
Deferred income tax expense.......................................................              15                     -
Depreciation and amortization.....................................................          13,954                 3,197
Amortization of deferred financing fees...........................................             365                     -
Deferred subscriber acquisition costs.............................................         (3,076)                 (133)
Unearned installment income.......................................................            (62)                     -
Net change in certain assets and liabilities, net of business acquisitions
  Decrease (increase) in accounts receivable......................................             771                 (364)
  Decrease (increase) in inventory ...............................................           1,287                 (207)
  Increase (decrease) in accrued interest.........................................         (1,488)                 1,238
  Increase (decrease) in accounts payable ........................................             444                 (116)
  Increase (decrease) in accrued expenses.........................................         (7,813)                 1,697
  Increase (decrease) in advance billings........................................             734                 (457)
  Other, net......................................................................           (185)                   711
                                                                                          --------              --------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES..........................         (4,842)                 4,969
                                                                                          --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash.........................................................        (33,236)             (262,509)
Capital expenditures..............................................................        (10,100)               (2,705)
                                                                                          --------              --------
     NET CASH USED IN INVESTING ACTIVITIES........................................        (43,336)             (265,214)
                                                                                          --------              --------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior subordinated notes...............................               -               115,000
Proceeds from issuance of senior credit facility..................................               -               135,000
Net borrowings (repayments) on revolver...........................................            (308)                3,400
Proceeds from issuance of floating rate notes.....................................          36,000                     -
Proceeds from interest rate swap..................................................           4,364                     -
Proceeds from contributions by Parent.............................................          10,636                60,000
Repayment of notes payable to related party.......................................               -              (41,683)
Repayments of capital lease obligations and other debt............................           (671)                 (564)
Payment of fees associated with the financing.....................................           (748)              (10,164)
                                                                                          --------              --------
     NET CASH PROVIDED BY FINANCING ACTIVITES.....................................          49,273               260,989
                                                                                          --------              --------

NET INCREASE IN CASH AND CASH EQUIVALENTS.........................................           1,095                   744

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................................           2,275                 1,293

CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................          $ 3,370               $ 2,037
                                                                                          ========              ========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements..

                                    MUZAK LLC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

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

         The Company is a wholly owned subsidiary of Muzak Holdings LLC (the "Parent"), previously known as ACN Holdings, LLC. As of March 31, 2000, ABRY Partners, LLC and its respective affiliates collectively own approximately 67% of the voting interests in the Parent. All of the operating activities are conducted through the Company and its subsidiaries.

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

2.  BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries; Muzak Capital Corporation, Muzak Finance Corporation, Business Sound Inc., Electro Systems Corporation, BI Acquisition LLC, MLP Environmental Music, LLC, Audio Environments, Inc, Background Music Broadcasters, Inc, Telephone Audio Productions, Inc., Vortex Sound Communications Company, Inc., Music Incorporated, and Muzak Houston, Inc. All significant intercompany items have been eliminated in consolidation.

         Pursuant to the rules and regulations of the Securities and Exchange Commission, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

         The financial statements as of March 31, 2000 and March 31, 1999 and for the three month periods then ended are unaudited; however in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments except for the acquisitions described in Note 3) necessary for a fair statement of the financial information included herein subject to year end audit adjustments. Results of operations for interim periods are not necessarily indicative of results for the full year.


         For further information, refer to the consolidated financial statements and footnotes thereto included in the Muzak LLC Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

                                    MUZAK LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  ACQUISITIONS
         As discussed in Note 1, on March 18, 1999 Old Muzak merged with and into ACN. Under the terms of the agreement, the Company paid total consideration of $274.2 million, which is comprised of the following: $125.5 million cash consideration, $114.9 million consideration in the tender offer and consent solicitation for the 10% Senior Notes due 2003 of Old Muzak, $15.9 million for debt repayment of Old Muzak outstanding obligations, and $17.9 million of other assumed obligations. In addition, at the time of the merger, the Company repaid $41.7 million borrowed from ABRY Broadcast Partners by ACN in October 1998 in connection with the acquisition of the Company's independent franchisees from the Predecessor Company and converted $0.7 million into voting units of the Parent.

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


    The Company made twenty acquisitions between the merger on March 18, 1999 and March 31, 2000. The table below provides information regarding these acquisitions (in millions, except for number of Parent units).

                        Purchase               Acquired Assets                       Acquired         Acquired
Date                    Price (1)                 Or Stock                           Business         Markets
----------------------- ---------- ----------------------------------------   ----------------------- ------------------------
March 18,1999           $18.1 (2)  Net assets of Capstar Broadcasting         Independent franchisee  Georgia, Florida
                                   Corporation's independent franchisee
April 1, 1999           $0.2       Net assets of Custom On Hold Services      Audio Marketing         Washington
                                   Inc
May 1,1999              $3.2 (3)   Net assets of Capstar Broadcasting         Independent franchisee  Nebraska
                                   Corporation's independent franchisee
June 1, 1999            $6.9       Net assets of Advertising on Hold, Inc     Audio Marketing         Florida, Georgia, North
                                                                                                      Carolina
July 1, 1999            $0.8       Net assets of CustomTronics Sound          Business Music          California
July 1, 1999            $0.9       Net assets of Penobscot Broadcasting       Independent             Maine
                                   Corporation                                franchisee
July 26, 1999           $1.3       Net assets of LaBov and Beyond, Inc        Audio Marketing         Indiana
August 1, 1999          $3.5       Net assets of US West Communications       Audio Marketing         National
                                   Services, Inc's Please Hold Promotions
September 1, 1999       $4.7       Stock of Broadcast International, Inc      Business Music          National
October 1, 1999         $10.3      Net assets of Midwest Systems and          Business Music          Illinois, Indiana, Ohio,
                                   Services, Inc                                                      West Virginia
November 1, 1999        $2.9       Net assets of A & D Music, Inc             Independent franchisee  Oregon
November 1, 1999        $7.9 (4)   Stock of  Audio Environment, Inc and       Independent             California
                                   Background Music Broadcasters Inc          franchisee
December 1, 1999        $13.2 (5)  Net assets of MountainWest Audio, Inc      Independent             Utah, Idaho, Washington
                                                                              franchisee
February 2, 2000        $0.4       Net assets of Quincy Broadcasting Company  Independent franchisee  Illinois

                                    MUZAK LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  ACQUISITIONS (CONTINUED)

                        Purchase               Acquired Assets                     Acquired         Acquired
Date                    Price (1)                 Or Stock                         Business         Markets
----------------------- ---------- ---------------------------------------- ----------------------- ------------------------
February 2, 2000        $0.9       Net assets of General Communications     Audio Marketing         Indiana, Georgia,
                                   Corporation ("On Hold America")                                  Florida, Ohio
February 2, 2000        $0.4       Net assets of Texas Sound Co. Ltd        Business Music          Texas
February 24, 2000       $3.7       Stock of Telephone Audio Productions,    Audio Marketing         National
                                   Inc
March 24, 2000          $9.2 (6)   Stock of Vortex Sound Communications     Independent franchisee  District of Columbia
                                   Company, Inc
March 31, 2000          $1.6       Net assets of Dynamic Sound              Independent franchisee  Nevada, California
March 31, 2000          $8.3       Stock of Muzak Houston, Inc              Independent franchisee  Texas


(1)  The purchase price does not include transaction costs
(2) The Parent acquired Capstar Broadcasting Corporation's ("Capstar") independent franchisees located in Atlanta, Albany, and Macon, Georgia, and Ft Myers, Florida. The total consideration was accounted for as an equity contribution to the Company and included 13,535 Class A units of the Parent.
(3) The Parent acquired Capstar's independent frachisee located in Omaha Nebraska. The total consideration was accounted for as an equity contribution to the Company and included 2,385 Class A units of the Parent.
(4)  Total purchase price included 100 Class A units of the Parent.
(5) The Company paid $3.1 million of the purchase price of Mountain West Audio, Inc. as of December 31, 1999. In February 2000, the Company paid the remaining purchase price, which included 456 Class A units of the Parent.
(6)  Total purchase price included 802 Class A units of the Parent.



         The results of operations of the acquired companies are included in the Company's consolidated statement of operations for the periods in which they were owned by the Company.

         The acquisitions were accounted for under the purchase method of accounting. Accordingly, the consideration was allocated to the net assets acquired based on the fair market values at the date of acquisition as determined through the use of an independent appraisal. The excess of purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible assets acquired approximated $7.0 million and $127.9 million for the quarter ended March 31, 2000 and the year ended December 31, 1999, respectively and is being amortized over a period of twenty years on a straight-line basis.

         The following presents the unaudited pro forma results assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2000 and 1999. These pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).

                                                          QUARTER ENDED
                                                MARCH 31, 2000    MARCH 31, 1999
                                                --------------    --------------
                                                           (UNAUDITED)
       Revenues.............................     $ 45,648           $ 43,470
       Income (Loss) from operations........          167             (1,883)
       Net loss.............................      (10,000)           (10,091)

                                    MUZAK LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                   USEFUL       MARCH 31,          DECEMBER 31,
                                                                    LIFE           2000                1999
                                                                   (YEARS)     (UNAUDITED)
                                                                 ---------- ------------------- -------------------
   Equipment provided to subscribers..........................       4-6        $ 80,649           $  72,598

   Capitalized installation labor.............................         5          20,865              18,270
   Other......................................................      3-30          23,012              22,606
                                                                                 ---------           ---------
                                                                                 124,526             113,474
    Less accumulated depreciation.............................                   (24,978)            (18,424)
                                                                                 ---------           ---------
                                                                                $ 99,548           $  95,050
                                                                                 =========           =========

Depreciation expense approximated $6.6 million and $1.5 million for the quarters ended March 31, 2000 and March 31, 1999, respectively.


5.   INTANGIBLE ASSETS

Intangible assets consists of the following (in thousands):
                                                                  USEFUL        MARCH 31,          DECEMBER 31,
                                                                   LIFE            2000                1999
                                                                  (YEARS)      (UNAUDITED)
                                                                 ---------- ------------------- -------------------
   Goodwill.................................................          20        $ 150,079           $ 143,094
   Income producing contracts...............................        8-14          148,154             136,184
   License agreements.......................................          20            5,082               5,082
   Trademarks...............................................           5           14,891              14,866
   Non-compete agreements...................................         2-7           22,054              16,401
   Other....................................................        5-20           18,717              18,430
                                                                                 ---------           ---------


                                                                                  358,977             334,057
   Less accumulated amortization............................                      (27,049)            (19,693)
                                                                                 ---------           ---------
                                                                                $ 331,928           $ 314,364
                                                                                 =========           =========


Amortization expense was $7.4 million and $1.7 million for the quarters ended March 31, 2000 and March 31, 1999, respectively.

                                    MUZAK LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   DEBT

     Debt obligations consist of the following (in thousands):

                                                                          MARCH 31,             DECEMBER 31,
                                                                            2000                    1999
                                                                         (UNAUDITED)
                                                                      ------------------    ---------------------

   Revolving loan- Senior Credit Facility........................         $  24,692             $  25,000
                                                                          =========             =========
   Related Party Notes...........................................            30,000                30,000
                                                                          =========             =========


   Long term debt:
   Senior Credit Facility........................................           165,000               165,000
   Senior Notes..................................................           115,000               115,000
   Floating Rate Notes...........................................            36,000                     -
   Other.........................................................             2,704                 3,114
                                                                          ---------             ---------
   Total debt obligations........................................           318,704               283,114
   Less current maturities.......................................            (3,692)               (4,197)
                                                                          ---------             ---------
                                                                          $ 315,012             $ 278,917
                                                                          =========             =========

SENIOR CREDIT FACILITY
          In March 1999, the Company entered into a new senior credit facility ("Senior Credit Facility") consisting of: (i) a term loan facility in the amount of $30.0 million payable in semi-annual installments until final maturity on December 31, 2005 ("Term Loan A") ; (ii) a term loan facility in the amount of $105.0 million payable in semi-annual installments until final maturity on December 31, 2006 ("Term Loan B") (together with Term Loan A , the "Term Loans"); and (iii) a revolving loan (the "Revolving Loan") in an aggregate principal amount of up to $35.0 million terminating on December 31, 2005. In July 1999, the Company amended the Senior Credit Facility which increased the principal amount of the Term Loan B by $30.0 million to $135.0 million. In October 1999, the Company amended the Senior Credit Facility to enable a related party to make a subordinated loan to the Company in the aggregate principal amount of $20.0 million and to permit the Company to issue additional senior subordinated notes and the Parent to issue preferred stock if certain covenants are met by the Company.

         The Senior Credit Facility, which is guaranteed by the Parent, the Company, and certain of its domestic subsidiaries contains restrictive covenants including maintenance of interest and leverage ratios and various other restrictive covenants which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling assigning, transferring, leasing, conveying, or otherwise disposing of assets. These conditions were satisfied as of March 31, 2000.

         Indebtedness under the Term Loan A and the Revolving Loans bear interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus
 .5%) plus a margin ranging from 1.00% to 2.00% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.0% to 3.0%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non cash charges) were 2.0% in the case of Alternate Base Rate and 3.0% in the case of LIBOR as of March 31, 2000. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of
(i) the Alternate Base Rate (as described above) plus a margin of 2.5% or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 3.5%. The weighted average rate of interest on the Senior Credit Facility at March 31, 2000 was 9.64%.

                                    MUZAK LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. DEBT (CONTINUED)

SENIOR NOTES
         On March 18, 1999, the Company together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes ("Senior Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Notes are general unsecured obligations of the Company and Muzak Finance Corp. and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and Muzak Finance Corp. The Senior Notes are guaranteed by the Parent, MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated. The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. Before March 15, 2002, the issuers may redeem up to 35% of the aggregate principal amount of the Notes originally issued under the indenture at a redemption price of 109.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings if certain conditions are met. After March 15, 2004, the issuers may redeem all or part of the Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

FLOATING RATE NOTES

         In January 2000, the Company entered into an indenture for up to $50.0 million Senior Subordinated Floating Rate Notes (the "Floating Rate Notes"). The Floating Rate Notes will be available for drawdowns until July 31, 2000. Commitments on all amounts undrawn under the Floating Rate Notes by July 31, 2000 will expire and will be ineligible for future drawdowns. The Floating Rate Notes may be redeemed at 100% if redeemed before July 31, 2000 and at 101.50% if redeemed August 1, 2000 through October 31, 2000. If the Company does not redeem the Floating Rate Notes by November 1, 2000, the Floating Rate Notes will automatically convert into fixed-rate permanent notes due March 2009. Proceeds from the Floating Rate Notes are being used to fund acquisitions. As of March 31, 2000, the Company had drawn $36.0 million of the Floating Rate Notes.

         Indebtedness under the Floating Rate Notes bears interest at a rate equal to 3 month LIBOR plus a margin of 5.00% for the period from January 2000 through July 31, 2000, at a rate of 3 month LIBOR plus a margin of 7.5% for the period from August 1, 2000 through October 31, 2000, and at a fixed rate based on the greater of (i) 3 month LIBOR plus a margin of 7.5% and (ii) the yield on the Company's 9.875% Senior Subordinated Notes due 2009 at time of conversion plus a margin of 2.5% after October 31, 2000. Interest on the Floating Rate Notes is subject to a maximum annual cash rate of 14% and a maximum total annual interest rate of 16%, with any interest in excess of 14% payable in-kind in additional amounts of the Floating Rate Notes.

RELATED PARTY NOTES

         From July 1, 1999 through November 24, 1999, the Company borrowed an aggregate amount of $30.0 million, from MEM Holdings LLC in the form of Junior Subordinated Unsecured Notes (the "ABRY Notes"). MEM Holdings is a company that owns 67% of the voting interests in the Parent. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.


         The ABRY Notes mature on June 30, 2007, at which time principal and accrued interest are due. Interest accrues at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 will bear interest at 15% per annum until such interest is paid or extinguished. The ABRY Notes are junior and subordinate to payments for the Senior Credit Facility, and the Senior Notes. At any time, all of the ABRY Notes, with the exception of a $3.0 million note may be converted into Class A units of the Parent. If the ABRY Notes with the exception of a $3.0 million note, have not been repaid in full as of May, 2001, the ABRY Notes will automatically be converted into Class A units of the Parent. Proceeds from the ABRY Notes were used to fund operations and acquisitions.

                                    MUZAK LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  DEBT (CONTINUED)

         In order to complete the acquisition of the Predecessor Company, the Company issued Notes payable to a related party for $40.8 million in 1998. The Company repaid $41.7 million, which included $0.9 million of interest, outstanding under this note at the time of the merger and converted $0.7 million of interest into Class A units of the Parent during the quarter ended March 31, 1999.

OTHER DEBT

        In connection with the purchase of Electro Systems on February 24, 1999, the Company assumed several promissory notes, totaling $2.4 million as of the acquisition date. All of the notes, with the exception of one, bear interest at 9.887% and mature in November 2016. The Company is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The Note terms are the same for all but one of the notes. This note bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

INTEREST RATE PROTECTION PROGRAMS

         During April 1999, the Company entered into a four year interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 5.59% fixed rate debt. This agreement was modified on January 28, 2000 resulting in an increase to 7.042% fixed rate debt and a termination date of April 2002. The proceeds of $4.4 million from the modification are being recorded as an adjustment to interest expense over the remaining life of the swap agreement.

         This agreement is designated as a hedge of interest rates, and the differential to be paid or received on the swap is accrued as an adjustment to interest expense as interest rates change. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement. However, the Company does not anticipate nonperformance by the counterparty. During the quarter ended March 31, 2000, this agreement resulted in an increase to interest expense of approximately $0.2 million.


ANNUAL MATURITIES OF DEBT


Annual maturities of debt obligations are as follows (in thousands):

   2000...............................................$ 3,672
   2001................................................ 5,181
   2002................................................ 6,680
   2003................................................ 7,761
   2004................................................26,344
Thereafter............................................269,066


         Total interest paid by the Company on all indebtedness was $10.9 million and $1.0 million for the quarters ended March 31, 2000 and March 31, 1999, respectively. Accrued interest payable was $4.6 million and $1.2 million as of March 31, 2000 and March 31, 1999, respectively.


7. RELATED PARTY TRANSACTIONS

         During October 1998, the Company entered into a Management Agreement with ABRY Partners which provides that the Company will pay a management fee as defined in the Management Agreement. There were no fees incurred under the agreement during the quarters ended March 31, 2000 and March 31, 1999. Either the Company or ABRY Partners, with the approval of the Board of Directors of the Parent, may terminate the Management Agreement by prior written notice to the other.

         During fiscal 1999, the Company borrowed $30.0 million from MEM Holdings under junior subordinated notes. See Note 6 for a description of this related party note.

                                    MUZAK LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. MUZAK FINANCE CORP.

Muzak Finance Corp. had no operating activities during the quarters ended March 31, 2000 and March 31, 1999.

9. COMMITMENTS AND CONTINGENCIES

LITIGATION
         The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of the Company believes that the resulting liability, if any, will not have a material effect upon the Company's consolidated financial statements or liquidity.

OTHER COMMITMENTS
         As of March 31, 2000, the Company's operations has approximately $1.8 million in outstanding capital expenditure commitments. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings for periods ranging from 2 years to 10 years.


10. SUBSEQUENT EVENTS (UNAUDITED)

         On April 11, 2000 the Company acquired certain of the assets and assumed certain obligations of Audio Plus, Inc, a Kentucky corporation, for approximately $1.0 million. Audio Plus, Inc was the Company's independent franchisee located in Fairfield, Ohio.

         The following presents the unaudited pro forma results of the Company for the quarter ended March 31, 2000, as if the acquisitions and financings, including those discussed above in subsequent events, occurred on January 1, 2000. These unaudited pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).

Revenues...............................................       45,743
Income from operations.................................          189
Net Loss...............................................      (10,006)

                          PART I- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                               MUZAK HOLDINGS LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        MARCH 31,            DECEMBER 31,
                                                                          2000                  1999
                                                                       (UNAUDITED)
                                                                  ----------------        --------------
                              ASSETS
Current assets:
     Cash and cash equivalents..................................       $  3,370                $  2,275
     Accounts receivable, net...................................         38,684                  39,203
     Inventory..................................................         11,182                  12,283
     Prepaid expenses and other assets..........................          2,179                   2,304
                                                                  -------------            ------------
         Total current assets...................................         55,415                  56,065
Property and equipment, net.....................................         99,548                  95,050
Intangible assets, net..........................................        331,928                 314,364
Deposit and other assets, net...................................         35,370                  31,836
                                                                  -------------            ------------
         TOTAL ASSETS...........................................       $522,261               $ 497,315
                                                                  =============            ============

                LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
     Revolving credit facility..................................       $ 24,692                $ 25,000
     Current maturities of long term debt.......................          3,692                   4,197
     Current maturities of other liabilities....................          1,400                   1,394
     Accounts payable...........................................         15,567                  15,123
     Accrued expenses...........................................         17,862                  34,433
     Advance billings...........................................         11,905                  11,171
                                                                  -------------            ------------
         Total current liabilities..............................         75,118                  91,318
Long-term debt..................................................        360,597                 323,131
Related party notes.............................................         30,000                  30,000
Other liabilities...............................................         12,825                   9,798
Commitments and contingencies (Note 9)..........................
Members' interest:
Class A units.................................................           82,493                  70,599

 Class B units..................................................          2,822                   2,822
       Accumulated deficit......................................        (41,594)                (30,353)
                                                                  -------------            ------------
         Total members' interest................................         43,721                  43,068
                                                                  -------------            ------------
         TOTAL LIABILITIES AND MEMBERS' INTEREST................       $522,261                $497,315
                                                                  =============            ============

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     QUARTER            QUARTER
                                                                                      ENDED              ENDED
                                                                                    MARCH 31,           MARCH 31,
                                                                                       2000               1999
                                                                                ---------------     ---------------
Revenues:
     Music and other business services..........................................  $   32,259          $  8,179
     Equipment and related services.............................................      11,436             3,972
                                                                                     -------           -------

         Total revenues.........................................................      43,695            12,151

Cost of revenues:
     Music and other business services..........................................       6,773             1,599
     Equipment and related services.............................................       8,931             2,872
                                                                                     -------           -------

         Total cost of revenues.................................................      15,704             4,471
                                                                                     -------           -------

         Gross profit...........................................................      27,991             7,680
                                                                                     -------           -------

Selling, general and administrative expenses....................................      14,182             2,947
Depreciation and amortization expense...........................................      13,954             3,197
                                                                                     -------           -------

         Income (loss) from operations..........................................        (145)            1,536

Other income (expense):
     Interest expense, net......................................................     (11,083)           (2,331)
     Other, net.................................................................           7               (21)
                                                                                     -------           -------

Loss  before income taxes.......................................................     (11,221)             (816)
Income  tax provision...........................................................          20                --
         Net loss...............................................................   $ (11,241)          $  (816)
                                                                                   =========           =======

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
             CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' INTEREST
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT FOR UNITS)

                                                                                                               TOTAL
                                               CLASS A                   CLASS B            ACCUMULATED      MEMBERS'
                                          UNITS       DOLLARS       UNITS       DOLLARS       DEFICIT         EQUITY
                                      ------------------------------------------------------------------------------------
Balance at December 31, 1999..........   70,599      $ 70,599       10,281       $2,822      $ (30,353)     $ 43,068
Issuance of units.....................   11,894        11,894           --                          --        11,894
Net loss .............................       --            --           --           --        (11,241)      (11,241)

Balance at March 31, 2000.............   82,493      $ 82,493       10,281       $2,822       $(41,594)     $ 43,721
                                         ======      ========       ======       ======       =========     ========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     QUARTER ENDED         QUARTER ENDED
                                                                                       MARCH 31,             MARCH 31,
                                                                                         2000                  1999
                                                                                  --------------------  --------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss........................................................................      $ (11,241)             $ (816)
Adjustments to derive cash flow from continuing operating activities:
Deferred income tax expense.....................................................             15                  --
Depreciation and amortization...................................................         13,954               3,197
Amortization of senior discount notes...........................................          1,371                 206
Amortization of deferred financing fees.........................................            365                  13
Deferred subscriber acquisition costs...........................................         (3,076)               (133)
Unearned installment income.....................................................            (62)                  -
Net change in certain assets and liabilities, net of business acquisitions
   Decrease (increase) in accounts receivable...................................            771                (364)
   Decrease (increase) in inventory ............................................          1,287                (207)
   Increase (decrease) in accrued interest......................................         (1,488)              1,238
   Increase (decrease) in accounts payable .....................................            444                (116)
   Increase (decrease) in accrued expenses......................................         (7,813)              1,697
   Increase (decrease) in advance billings......................................            734                (457)
   Other, net...................................................................           (103)                711
                                                                                       --------            --------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES........................         (4,842)              4,969
                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash.......................................................        (33,236)           (262,509)
Capital expenditures............................................................        (10,100)             (2,705)
                                                                                       --------            --------
     NET CASH USED IN INVESTING ACTIVITIES......................................        (43,336)           (265,214)
                                                                                       --------            --------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior subordinated notes.............................              -             115,000
Proceeds from issuance of senior credit facility................................              -             135,000
Net borrowings (repayments) on revolver.........................................           (308)              3,400
Proceeds from issuance of floating rate notes...................................         36,000                   -
Proceeds from interest rate swap................................................          4,364                   -
Proceeds from issuance of membership units......................................         10,636              60,000
Repayment of notes payable to related party.....................................              -             (41,683)
Repayments of capital lease obligations and other debt..........................           (671)               (564)
Payment of fees associated with the financing...................................           (748)            (10,164)
                                                                                       --------            --------
     NET CASH PROVIDED BY FINANCING ACTIVITES...................................         49,273             260,989
                                                                                       --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................          1,095                 744

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................          2,275               1,293

CASH AND CASH EQUIVALENTS, END OF PERIOD........................................        $ 3,370             $ 2,037
                                                                                       ========            ========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         Muzak Holdings LLC, together with its subsidiaries, ("the Company"), formerly known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of Delaware. Muzak LLC, a wholly owned subsidiary of the Company, owns and operates franchisees. Muzak LLC began its operations on October 7, 1998 with the acquisition of the independent franchisees in the Baltimore, Charlotte, Hillsborough, Kansas City, St. Louis, Jacksonville, Phoenix, and Fresno areas from Audio Communications Network, Inc. (the "Predecessor Company"). On March 18, 1999, Muzak Limited Partnership ("Old Muzak") merged with and into Audio Communications Network, LLC ("ACN"). At the time of the merger, ACN changed its name to Muzak LLC.

         As of March 31, 2000, ABRY Partners, LLC. and its respective affiliates collectively own approximately 67% of the beneficial interests in the Company's voting interests.

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

2.  BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries; Muzak LLC, Muzak Capital Corporation, Muzak Holdings Finance Corporation, Muzak Finance Corporation, Business Sound Inc., Electro Systems Corporation, BI Acquisition LLC, MLP Environmental Music, LLC, Audio Environments, Inc, Background Music Broadcasters, Inc, Telephone Audio Productions, Inc., Vortex Sound Communications Company, Inc., Music Incorporated and Muzak Houston, Inc. All significant intercompany items have been eliminated in consolidation.

         Pursuant to the rules and regulations of the Securities and Exchange Commission, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

         The financial statements as of March 31, 2000 and March 31, 1999 and for the three month periods then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments except for the acquisitions described in Note 3) necessary for a fair statement of the financial information included herein subject to year end audit adjustments. Results of operations for interim periods are not necessarily indicative of results for the full year.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Muzak Holdings LLC Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                               MUZAK HOLDINGS LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  ACQUISITIONS
         As discussed in Note 1, on March 18, 1999 Old Muzak merged with and into ACN. Under the terms of the agreement, the Company paid total consideration of $274.2 million, which is comprised of the following: $125.5 million cash consideration, $114.9 million consideration in the tender offer and consent solicitation for the 10% Senior Notes due 2003 of Old Muzak, $15.9 million for debt repayment of Old Muzak outstanding obligations, and $17.9 million of other assumed obligations. In addition, at the time of the merger, the Company repaid $41.7 million borrowed from ABRY Broadcast Partners by ACN in October 1998 in connection with the acquisition of the Company's independent franchisees from the Predecessor Company and converted $0.7 million into voting units of the Company.

         In 1999, prior to the merger, the Company made the following acquisitions:

    On January 15, 1999, the Company acquired all of the outstanding stock of Business Sound, Inc. for approximately $4.1 million, which included 3,661 Class A units of the Company. Business Sound was the Company's independent franchisee for the New Orleans, Louisiana and Mobile, Alabama areas.

    On February 24, 1999, the Company acquired all of the outstanding stock of Electro Systems for approximately $0.7 million, which included 650 Class A units of the Company, and assumed certain non-recourse debt of $2.4 million. Electro Systems was the Company's independent franchisee located in Panama City, Florida.

    The Company made twenty acquisitions between the merger on March 18, 1999 and March 31, 2000. The table below provides information regarding these acquisitions (in millions, except for number of Company units).

                        Purchase               Acquired Assets                       Acquired         Acquired
Date                    Price (1)                 Or Stock                           Business         Markets
------------------------------------------------------------------------------------------------------------------------------
March 18,1999           $18.1 (2)  Net assets of Capstar Broadcasting         Independent franchisee  Georgia, Florida
                                   Corporation's independent franchisee

April 1, 1999           $0.2       Net assets of Custom On Hold Services      Audio Marketing         Washington
                                   Inc

May 1, 1999             $3.2 (3)   Net assets of Capstar Broadcasting         Independent franchisee  Nebraska
                                   Corporation's independent franchisee

June 1, 1999            $6.9       Net assets of Advertising on Hold, Inc     Audio Marketing         Florida, Georgia,North
                                                                                                      Carolina

July 1, 1999            $0.8       Net assets of CustomTronics Sound          Business Music          California

July 1, 1999            $0.9       Net assets of Penobscot Broadcasting       Independent             Maine
                                   Corporation                                franchisee
July 26, 1999           $1.3       Net assets of LaBov and Beyond, Inc        Audio Marketing         Indiana

August 1, 1999          $3.5       Net assets of US West Communications       Audio Marketing         National
                                   Services, Inc's Please Hold Promotions

September 1, 1999       $4.7       Stock of Broadcast International, Inc      Business Music          National

October 1, 1999         $10.3      Net assets of Midwest Systems and          Business Music          Illinois, Indiana, Ohio,
                                   Services, Inc                                                      West Virginia

November 1, 1999        $2.9       Net assets of A & D Music, Inc             Independent franchisee  Oregon

November 1, 1999        $7.9 (4)   Stock of  Audio Environment, Inc and       Independent             California
                                   Background Music Broadcasters Inc          franchisee

December 1, 1999        $13.2 (5)  Net assets of MountainWest Audio, Inc      Independent             Utah, Idaho,Washington
                                                                              franchisee

February 2, 2000        $0.4       Net assets of Quincy Broadcasting Company  Independent franchisee  Illinois

                               MUZAK HOLDINGS LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  ACQUISITIONS (CONTINUED)

                        Purchase               Acquired Assets                     Acquired         Acquired
Date                    Price (1)                 Or Stock                         Business         Markets
----------------------------------------------------------------------------------------------------------------------------
February 2, 2000        $0.9       Net assets of General Communications     Audio Marketing         Indiana, Georgia,
                                   Corporation ("On Hold America")                                  Florida, Ohio

February 2, 2000        $0.4       Net assets of Texas Sound Co. Ltd        Business Music          Texas

February 24, 2000       $3.7       Stock of Telephone Audio Productions,    Audio Marketing         National
                                   Inc

March 24, 2000          $9.2 (6)   Stock of Vortex Sound Communications     Independent franchisee  District of Columbia
                                   Company, Inc

March 31, 2000          $1.6       Net assets of Dynamic Sound              Independent franchisee  Nevada, California

March 31, 2000          $8.3       Stock of Muzak Houston Inc               Independent franchisee  Texas

(1) The purchase price does not include transaction costs
(2) Total purchase price included 13,535 Class A units.
(3) Total purchase price included 2,385 Class A units.
(4) Total purchase price included 100 Class A units.
(5) The Company paid $3.1 million of the purchase price of Mountain West Audio, Inc. as of December 31, 1999. In February 2000, the Company paid the remaining purchase price, which included 456 Class A units.
(6) Total purchase price included 802 Class A units.


         The results of operations of the acquired companies are included in the Company's consolidated statement of operations for the periods in which they were owned by the Company.

         The acquisitions were accounted for under the purchase method of accounting. Accordingly, the consideration was allocated to the net assets acquired based on the fair market values at the date of acquisition as determined through the use of an independent appraisal. The excess of purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible assets acquired approximated $7.0 million and $127.9 million for the quarter ended March 31, 2000 and the year ended December 31, 1999, respectively and is being amortized over a period of twenty years on a straight-line basis.

         The following presents the unaudited pro forma results assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2000 and 1999. These pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).

                                                        QUARTER ENDED
                                              MARCH 31, 2000    MARCH 31, 1999
                                              --------------    --------------
                                                         (UNAUDITED)
     Revenues.............................       $ 45,648          $ 43,470
     Income (Loss) from operations........            167            (1,883)
     Net loss.............................        (11,453)          (11,514)

                               MUZAK HOLDINGS LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                   USEFUL       MARCH 31,          DECEMBER 31,
                                                                    LIFE           2000                1999
                                                                   (YEARS)     (UNAUDITED)
                                                                 ----------------------------------------------
   Equipment provided to subscribers..........................       4-6       $   80,649           $  72,598
   Capitalized Installation Labor.............................        5            20,865              18,270
   Other......................................................      3-30           23,012              22,606
                                                                                ---------           ---------
                                                                                  124,526             113,474
    Less accumulated depreciation.............................                    (24,978)            (18,424)
                                                                                ---------           ---------
                                                                               $   99,548           $  95,050
                                                                                =========           =========

Depreciation expense approximated $6.6 million and $1.5 million for the quarters ended March 31, 2000 and March 31, 1999, respectively.


5.   INTANGIBLE ASSETS

Intangible assets consists of the following (in thousands):
                                                                  USEFUL        MARCH 31,         DECEMBER 31,
                                                                   LIFE            2000               1999
                                                                  (YEARS)      (UNAUDITED)
                                                                 --------------------------------------------
   Goodwill.................................................         20        $ 150,079           $ 143,094
   Income producing contracts...............................       8-14          148,154             136,184
   License agreements.......................................         20            5,082               5,082
   Trademarks...............................................          5           14,891              14,866
   Non-compete agreements...................................        2-7           22,054              16,401
   Other....................................................       5-20           18,717              18,430
                                                                                ---------           ---------
                                                                                 358,977             334,057
   Less accumulated amortization............................                    (27,049)            (19,693)
                                                                                ---------           ---------
                                                                               $ 331,928           $ 314,364
                                                                                =========           =========

Amortization expense was $7.4 million and $1.7 million for the quarters ended March 31, 2000 and March 31, 1999, respectively.

                               MUZAK HOLDINGS LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   DEBT

     Debt obligations consist of the following (in thousands):

                                                                          MARCH 31,             DECEMBER 31,
                                                                            2000                    1999
                                                                         (UNAUDITED)
                                                                      ------------------    ---------------------
   Revolving loan- Senior Credit Facility........................       $  24,692                $  25,000
                                                                           ======                   ======
   Related Party Notes...........................................          30,000                   30,000
                                                                           ======                   ======

   Long term debt:
   Senior Credit Facility........................................         165,000                  165,000
   Senior Notes..................................................         115,000                  115,000
   Senior Discount Notes.........................................          45,585                   44,214
   Floating Rate Notes...........................................          36,000                        -
   Other.........................................................           2,704                    3,114
                                                                         --------                 --------
   Total debt obligations........................................         364,289                  327,328
   Less current maturities.......................................          (3,692)                  (4,197)
                                                                         --------                 --------
                                                                        $ 360,597                $ 323,131
                                                                        =========                =========

SENIOR CREDIT FACILITY
          In March 1999, Muzak LLC entered into a new senior credit facility ("Senior Credit Facility") consisting of: (i) a term loan facility in the amount of $30.0 million payable in semi-annual installments until final maturity on December 31, 2005 ("Term Loan A") ; (ii) a term loan facility in the amount of $105.0 million payable in semi-annual installments until final maturity on December 31, 2006 ("Term Loan B") (together with Term Loan A , the "Term Loans"); and (iii) a revolving loan (the "Revolving Loan") in an aggregate principal amount of up to $35.0 million terminating on December 31, 2005. In July 1999, Muzak LLC amended the Senior Credit Facility which increased the principal amount of the Term Loan B by $30.0 million to $135.0 million. In October 1999, Muzak LLC amended the Senior Credit Facility to enable a related party to make a subordinated loan to Muzak LLC in the aggregate principal amount of $20.0 million and to permit Muzak LLC to issue additional senior subordinated notes and Muzak LLC to issue preferred stock if certain covenants are met.

         The Senior Credit Facility, which is guaranteed by the Company and certain of its domestic subsidiaries contains restrictive covenants including maintenance of interest and leverage ratios and various other restrictive covenants which are customary for such facilities. In addition, Muzak LLC and its subsidiaries are generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling assigning, transferring, leasing, conveying, or otherwise disposing of assets. These conditions were satisfied as of March 31, 2000.

         Indebtedness under the Term Loan A and the Revolving Loans bear interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus
 .5%) plus a margin ranging from 1.00% to 2.00% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.0% to 3.0%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non cash charges) were 2.0% in the case of Alternate Base Rate and 3.0% in the case of LIBOR as of March 31, 2000. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of
(i) the Alternate Base Rate (as described above) plus a margin of 2.5% or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 3.5%. The weighted average rate of interest on the Senior Credit Facility at March 31, 2000 was 9.64%.

                               MUZAK HOLDINGS LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. DEBT (CONTINUED)

SENIOR NOTES
         On March 18, 1999, Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes ("Senior Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance Corp. and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance Corp. The Senior Notes are guaranteed by the Company, MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Telephone Audio Productions, Inc., Muzak Capital Corporation, Muzak Houston, Inc., Music Incorporated, and Vortex Sound Communications Company, Inc. The indenture governing the Senior Notes prohibits Muzak LLC and its subsidiaries from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met. Before March 15, 2002, the issuers may redeem up to 35% of the aggregate principal amount of the Notes originally issued under the indenture at a redemption price of 109.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings if certain conditions are met. After March 15, 2004, the issuers may redeem all or part of the Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

SENIOR DISCOUNT NOTES

         On March 18, 1999, the Company together with its wholly owned subsidiary Muzak Holdings Finance Corp., co-issued $75.0 million in principal amount at maturity, or $39.9 million in accreted value on the issue date, of 13% Senior Discount Notes (the "Senior Discount Notes") due March 2010. Cash interest on the Senior Discount Notes does not accrue and is not payable prior to March 15, 2004. The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity. Until March 15, 2004, the Senior Discount Notes will accrete in value such that the accreted value on March 15, 2004 will equal the principal amount at maturity of the Senior Discount Notes. From and after March 15, 2004, interest on the Senior Discount Notes will accrue at a rate of 13% per annum. Interest will be payable semi-annually in arrears on each March 15 and September 15, commencing September 15, 2004, to holders of record of the Senior Discount Notes at the close of business on the immediately preceding March 1 and September 1.

FLOATING RATE NOTES
         In January 2000, Muzak LLC entered into an indenture for up to $50.0 million Senior Subordinated Floating Rate Notes (the "Floating Rate Notes"). The Floating Rate Notes will be available for drawdowns until July 31, 2000. Commitments on all amounts undrawn under the Floating Rate Notes by July 31, 2000 will expire and will be ineligible for future drawdowns. The Floating Rate Notes may be redeemed at 100% if redeemed before July 31, 2000 and at 101.50% if redeemed August 1, 2000 through October 31, 2000. If Muzak LLC does not redeem the Floating Rate Notes by November 1, 2000, the Floating Rate Notes will automatically convert into fixed-rate permanent notes due March 2009. Proceeds from the Floating Rate Notes are being used to fund acquisitions. As of March 31, 2000, Muzak LLC had drawn $36.0 million of the Floating Rate Notes.

         Indebtedness under the Floating Rate Notes bears interest at a rate equal to 3 month LIBOR plus a margin of 5.00% for the period from January 2000 through July 31, 2000, at a rate of 3 month LIBOR plus a margin of 7.5% for the period from August 1, 2000 through October 31, 2000, and at a fixed rate based on the greater of (i) 3 month LIBOR plus a margin of 7.5% and (ii) the yield on Muzak LLC's 9.875% Senior Subordinated Notes due 2009 at time of conversion plus a margin of 2.5% after October 31, 2000. Interest on the Floating Rate Notes is subject to a maximum annual cash rate of 14% and a maximum total annual interest rate of 16%, with any interest in excess of 14% payable in-kind in additional amounts of the Floating Rate Notes.

                               MUZAK HOLDINGS LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  DEBT (CONTINUED)

RELATED PARTY NOTES

         From July 1, 1999 through November 24, 1999, the Company borrowed an aggregate amount of $30.0 million, from MEM Holdings LLC in the form of Junior Subordinated Unsecured Notes (the "ABRY Notes"). MEM Holdings is a company that owns 67% of the voting interests in the Company. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

         The ABRY Notes mature on June 30, 2007, at which time principal and accrued interest are due. Interest accrues at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 will bear interest at 15% per annum until such interest is paid or extinguished. The ABRY Notes are junior and subordinate to payments for the Senior Credit Facility, and the Senior Notes. At any time, all of the ABRY Notes, with the exception of a $3.0 million note may be converted into Class A units of the Company. If the ABRY Notes with the exception of a $3.0 million note, have not been repaid in full as of May, 2001, the ABRY Notes will automatically be converted into Class A units of the Company. Proceeds from the ABRY Notes were used to fund operations and acquisitions.

         In order to complete the acquisition of the Predecessor Company, Muzak LLC issued Notes payable to a related party for $40.8 million in 1998. Muzak LLC repaid $41.7 million, which included $0.9 million of interest, outstanding under this note at the time of the merger and converted $0.7 million of interest into Class A units of the Company during the quarter ended March 31, 1999.

OTHER DEBT

         In connection with the purchase of Electro Systems on February 24, 1999, Muzak LLC assumed several promissory notes, totaling $2.4 million as of the acquisition date. All of the notes, with the exception of one, bear interest at 9.887% and mature in November 2016. Muzak LLC is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The Note terms are the same for all but one of the notes. This note bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

INTEREST RATE PROTECTION PROGRAMS

         During April 1999, Muzak LLC entered into a four year interest rate swap agreement in which it effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 5.59% fixed rate debt. This agreement was modified on January 28, 2000 resulting in an increase to 7.042% fixed rate debt and a termination date of April 2002. The proceeds of $4.4 million from the modification are being recorded as an adjustment to interest expense over the remaining life of the swap agreement.

         This agreement is designated as a hedge of interest rates, and the differential to be paid or received on the swap is accrued as an adjustment to interest expense as interest rates change. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement. However, the Company does not anticipate nonperformance by the counterparty. During the quarter ended March 31, 2000, this agreement resulted in an increase to interest expense of approximately $0.2 million.

                               MUZAK HOLDINGS LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  DEBT (CONTINUED)

ANNUAL MATURIES OF DEBT

Annual maturities of debt obligations are as follows (in thousands):

   2000...............................................$ 3,672
   2001................................................ 5,181
   2002................................................ 6,680
   2003................................................ 7,761
   2004................................................26,344
Thereafter............................................314,651

         Total interest paid by the Company on all indebtedness was $10.9 million and $1.0 million for the quarters ended March 31, 2000 and March 31, 1999, respectively. Accrued interest payable was $4.6 million and $1.2 million as of March 31, 2000 and March 31, 1999, respectively.

7. RELATED PARTY TRANSACTIONS

         During October 1998, the Company entered into a Management Agreement with ABRY Partners which provides that the Company will pay a management fee as defined in the Management Agreement. There were no fees incurred under the agreement during the quarters ended March 31, 2000 and March 31, 1999. Either the Company or ABRY Partners, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other.

         During fiscal 1999, Muzak LLC borrowed $30.0 million from MEM Holdings under junior subordinated notes. See Note 6 for a description of this related party note.


8. MUZAK HOLDINGS FINANCE CORP.

         Muzak Holdings Finance Corp. had no operating activities during the quarters ended March 31, 2000 and March 31, 1999.

9. COMMITMENTS AND CONTINGENCIES

LITIGATION
         The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of the Company believes that the resulting liability, if any, will not have a material effect upon the Company's consolidated financial statements or liquidity.

OTHER COMMITMENTS
         As of March 31, 2000, the Company's operations has approximately $1.8 million in outstanding capital expenditure commitments. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings for periods ranging from 2 years to 10 years.

                               MUZAK HOLDINGS LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. SUBSEQUENT EVENTS (UNAUDITED)

         On April 11, 2000 the Company acquired certain of the assets and assumed certain obligations of Audio Plus, Inc, a Kentucky corporation, for approximately $1.0 million. Audio Plus, Inc was the Company's independent franchisee located in Fairfield, Ohio.

         The following presents the unaudited pro forma results of the Company for the quarter ended March 31, 2000, as if the acquisitions and financings, including those discussed above in subsequent events, occurred on January 1, 2000. These unaudited pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).

Revenues...............................................       45,743
Income from operations.................................          189
Net Loss...............................................     (11,459)

                                    MUZAK LLC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of
Section 27A of the securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include industry-based factors such as the level of competition in the business music industry, changes in consumer preference, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, as well as factors more specific to the Company such as the substantial leverage of the Company, limitations imposed by the Company's debt facilities, and changes made in connection with the integration of operations acquired by the Company.

GENERAL

         The Company is the leading provider of business music programming in the United States. Together with its independent franchisees, the Company serves an installed base of approximately 300,000 business locations nationwide. The Company and its independent franchisees also sell, install and maintain electronic equipment related to the Company's business.

         The Company was formed on August 28, 1998 as ACN Operating LLC and in October of 1998 changed its name to Audio Communications Network, LLC ("ACN"). On October 7, 1998 ACN acquired the independent franchisees in the Baltimore, Charlotte, Hillsborough, Kansas City, St. Louis, Jacksonville, Phoenix, and Fresno areas from Audio Communications Network, Inc. (the "Predecessor Company") for $66.8 million. On March 18, 1999, Muzak Limited Partnership ("Old Muzak") merged with and into ACN. At the time of the merger, ACN changed its name to Muzak LLC. Under the terms of the agreement, the Company paid total consideration of $274.2 million, which consisted of the following: $125.5 million cash consideration, $114.9 million consideration in the tender offer and consent solicitation for the 10% Senior Notes due 2003 of Old Muzak, $15.9 million for debt repayment of Old Muzak outstanding obligations, and $17.9 million of other assumed obligations. In addition, at the time of the merger, the Company repaid $41.7 million, which included $0.9 million of interest, borrowed from ABRY Broadcast Partners by ACN in October 1998 in connection with the acquisition of the Company's independent franchisees from the Predecessor Company and converted $0.7 million of interest into voting units of the Parent. Since the merger, the Company and the Parent have acquired twenty businesses for total consideration of $98.4 million, which included 17,278 Class A units of Muzak Holdings LLC ("the Parent").

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

                                    MUZAK LLC

    The Company made twenty acquisitions between the merger on March 18, 1999 and March 31, 2000. The table below provides information regarding these acquisitions (in millions, except for number of Parent units).

                          Purchase               Acquired Assets                     Acquired          Acquired
Date                      Price (1)                 Or Stock                         Business          Markets
------------------------- ---------- ---------------------------------------- ------------------------ -----------------------
March 18,1999             $18.1 (2)  Net assets of Capstar Broadcasting       Independent franchisee   Georgia, Florida
                                     Corporation's independent franchisee
April 1, 1999             $0.2       Net assets of Custom On Hold Services    Audio Marketing          Washington
                                     Inc
May 1,1999                $3.2 (3)   Net assets of Capstar Broadcasting       Independent franchisee   Nebraska
                                     Corporation's independent franchisee
June 1, 1999              $6.9       Net assets of Advertising on Hold, Inc   Audio Marketing          Florida, Georgia, North
                                                                                                       Carolina
July 1, 1999              $0.8       Net assets of CustomTronics Sound        Business Music           California
July 1, 1999              $0.9       Net assets of Penobscot Broadcasting     Independent  franchisee  Maine
                                     Corporation
July 26, 1999             $1.3       Net assets of LaBov and Beyond, Inc      Audio Marketing          Indiana
August 1, 1999            $3.5       Net assets of US West Communications     Audio Marketing          National
                                     Services, Inc's Please Hold Promotions
September 1, 1999         $4.7       Stock of Broadcast International, Inc    Business Music           National
October 1, 1999           $10.3      Net assets of Midwest Systems and        Business Music           Illinois, Indiana,
                                     Services, Inc                                                     Ohio,
                                                                                                       West Virginia
November 1, 1999          $2.9       Net assets of A & D Music, Inc           Independent franchisee   Oregon
November 1, 1999          $7.9 (4)   Stock of  Audio Environment, Inc and     Independent  franchisee  California
                                     Background Music Broadcasters Inc
December 1, 1999          $13.2 (5)  Net assets of MountainWest Audio, Inc    Independent  franchisee  Utah, Idaho, Washington
February 2, 2000          $0.4       Net assets of Quincy Broadcasting CompanyIndependent franchisee   Illinois
February 2, 2000          $0.9       Net assets of General Communications     Audio Marketing          Indiana, Georgia,
                                     Corporation ("On Hold America")                                   Florida, Ohio
February 2, 2000          $0.4       Net assets of Texas Sound Co. Ltd        Business Music           Texas
February 24, 2000         $3.7       Stock of Telephone Audio Productions,    Audio Marketing          National
                                     Inc
March 24, 2000            $9.2 (6)   Stock of Vortex Sound Communications     Independent franchisee   District of Columbia
                                     Company, Inc
March 31, 2000            $1.6       Net assets of Dynamic Sound              Independent franchisee   Nevada, California
March 31, 2000            $8.3       Stock of Muzak Houston, Inc              Independent franchisee   Texas

(1)  The purchase price does not include transaction costs
(2) The Parent acquired Capstar Broadcasting Corporation's ("Capstar") independent franchisees located in Atlanta, Albany, and Macon, Georgia, and Ft Myers, Florida. The total consideration was accounted for as an equity contribution to the Company and included 13,535 Class A units of the Parent.
(3) The Parent acquired Capstar's independent franchisee located in Omaha Nebraska. The total consideration was accounted for as an equity contribution to the Company and included 2,385 Class A units of the Parent.
(4)  Total purchase price included 100 Class A units of the Parent.
(5) The Company paid $3.1 million of the purchase price of Mountain West Audio, Inc. as of December 31, 1999. In February 2000, the Company paid the remaining purchase price, which included 456 Class A units of the Parent.
(6)  Total purchase price included 802 Class A units of the Parent.

                                    MUZAK LLC

RECENT DEVELOPMENTS

NEW PRESIDENT AND CHIEF OPERATING OFFICER

         On April 23, 2000, Joseph Koff joined the Company as President and Chief Operating Officer. Mr. Koff was formerly President and Chief Executive Officer of Audio Communications Network, LLC. Prior to that, Mr. Koff served in executive and managerial capacities at radio stations in Florida, North Carolina, Ohio, and Maryland.

ADDITIONAL FINANCING

         In January 2000, the Company entered into an indenture for up to $50.0 million Senior Subordinated Floating Rate Notes (the "Floating Rate Notes"). The Floating Rate Notes are available to be drawn up to $50.0 million in increments of no less than $2.5 million to fund acquisitions. The Floating Rate Notes will be available for drawdowns until July 31, 2000. Commitments on all amounts undrawn under the Floating Rate Notes by July 31, 2000 will expire and will be ineligible for future draw downs. The Floating Rate Notes may be redeemed at 100% if redeemed before July 31, 2000 and at 101.50% if redeemed August 1, 2000 through October 31, 2000. If the Company does not redeem the Floating Rate Notes by November 1, 2000, the Floating Rate Notes will automatically convert into fixed-rate permanent notes due March 2009. As of March 31, 2000, $36.0 million of the Floating Rate Notes were outstanding.

         Also, in February 2000, the Company received an equity contribution of approximately $10.6 million from its Parent. The proceeds of the equity contribution were used to make repayments on the revolving loan (as defined below) and for general corporate purposes.

ACQUISITIONS

         On April 11, 2000 the Company acquired certain of the assets and assumed certain obligations of Audio Plus, Inc., a Kentucky corporation, for approximately $1.0 million. Audio Plus, Inc. was the Company's independent franchisee located in Fairfield, Ohio.

REVENUES AND EXPENSES

         The Company derives the majority of its revenues from the sale of business music products. The core product is Audio Architecture and its two complementary products are Audio Marketing and Video Architecture. These revenues are generated by clients who pay monthly subscription fees.

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

                                    MUZAK LLC

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

         The Company's customers typically enter into a noncancelable five-year contract that renews automatically for at least one five-year term unless specifically terminated at the initial contract expiration date. The average length of service per customer is approximately 12 years. The Company typically makes an initial one-time installation investment per location, in exchange for recurring monthly fees. For music clients under contract with the independent franchisees, the Company receives a net monthly royalty fee in exchange for music programming. The Company does not incur a capital outlay for a new client location generated by an independent franchisee.

         The business music industry remains highly fragmented, with numerous independent operators. The Company plans to pursue acquisitions of competitors and of its independent franchisees. Through acquisitions, the Company expects to realize cost savings by eliminating duplicative programming, distribution, sales and marketing, and technical and other general administrative expenses

         The business music industry is influenced by the recording industry, performing rights societies, government regulations, technological advancements, satellite capabilities, and competition. The Company must license rights to rerecord and distribute music and is reliant on third parties for satellite capabilities.

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

RESULTS OF OPERATIONS

The Company did not compare the results for the quarter ended March 31, 2000 to the prior year period as the prior period does not include a full quarter of operations of the Company subsequent to the merger of Old Muzak and ACN, which occurred on March 18, 1999. To provide a more meaningful analysis, the Company compared the results for the quarter ended December 31, 1999 to the quarter ended March 31, 2000.

                                    MUZAK LLC

SELECTED FINANCIAL DATA
(unaudited)

                                                                           Three Months         Three Months
                                                                              Ended                Ended
                                                                            March 31,           December 31,
                                                                               2000                 1999
                                                                      ---------------------   -------------------
Revenues:
     Music and other business services.............................        $  32,259             $ 29,693
     Equipment and related services................................           11,436               12,399
                                                                          ----------            ----------
                                                                              43,695               42,092
Cost of revenues:
     Music and other business services.............................            6,773                5,951
     Equipment and related services................................            8,931                9,021
                                                                          ----------            ----------
                                                                              15,704               14,972

         Gross profit..............................................           27,991               27,120

Selling, general and administrative expenses.......................           14,182               14,227
Depreciation and amortization expense..............................           13,954               12,885

         Income (loss)  from operations............................            (145)                    8

Other income (expense):
     Interest expense, net.........................................          (9,630)               (8,813)
     Other, net....................................................               7                  (113)
                                                                          ----------            ----------

     Loss before income taxes......................................          (9,768)               (8,918)
     Income tax provision (benefit)................................              20                  (439)
         Net loss..................................................        $ (9,788)             $ (8,479)
                                                                          ----------             =========

REVENUES. Total revenues for the first quarter of 2000 increased 3.8% to $43.7 million, up $1.6 million from the fourth quarter of 1999. $1.3 million of this increase was due to an increase of broadcast music revenues, slightly offset by a decrease in equipment and related services revenues. The remaining $0.3 million was due to acquisitions completed during the first quarter of 2000. Music and other business services revenue increased by $2.6 million or 8.6% for the quarter ended March 31, 2000 as compared to the quarter ended December 31, 1999. Equipment and related services revenues decreased by $1.0 million or 7.7% for the quarter ended March 31, 2000 as compared to the quarter ended December 31, 1999.

GROSS PROFIT. For the first quarter of 2000, gross profit margin was 64.1%. Gross profit increased $0.9 million or 3.2% for the quarter ended March 31, 2000 as compared to the quarter ended December 31, 1999. Gross profit contributed by the 2000 acquisitions was $0.2 million during the quarter ended March 31, 2000.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended March 31, 2000 remained flat at $14.2 million as compared to the quarter ended December 31, 1999. These expenses, as a percentage of revenues, were 32.5% and 33.8% for the first quarter of 2000 and the fourth quarter of 1999, respectively.

                                    MUZAK LLC

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization increased to $13.9 million in the first quarter of 2000, up $1.0 million from the fourth quarter of 1999. This increase is due to the acquisition of competitors' and independent franchisees business music contracts during the fourth quarter of 1999 and the first quarter of 2000.

INTEREST EXPENSE. Interest expense, net of interest income, increased to $9.6 million in the first quarter of 2000, up 9.3% from the fourth quarter of 1999. The increase is due to the borrowings under the floating rate notes, as well as an increase of interest rates, during the first quarter of 2000.


INCOME TAX PROVISION (BENEFIT). Income tax provision increased $0.5 million to $20 thousand in the first quarter of 2000 as compared to a benefit of $0.5 million in the fourth quarter of 1999. The increase is due to lower losses at the Company's corporate subsidiaries during the first quarter of 2000. The Company is a limited liability company and is treated as a partnership for income tax purposes.


NET LOSS. The combined effect of the foregoing resulted in net loss of $9.8 million for the first quarter of 2000, compared to a net loss of $8.5 million for the fourth quarter of 1999.



LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents totaling $3.4 million and $2.3 million at March 31, 2000 and December 31, 1999, respectively. The Company had $10.1 million of borrowing availability (after giving effect to outstanding letters of credit of $0.2 million) under its credit agreements as of March 31, 2000.

SOURCES AND USES OF FUNDS


         The Company's principal sources of funds are cash generated from continuing operations, borrowings under the Senior Credit Facility, Floating Rate Notes and proceeds from equity contributions. In February 2000, the Company received an equity contribution of approximately $10.6 million from its Parent. The proceeds were used to pay down the revolving loan and for general corporate purposes. Net cash used by continuing operating activities of the Company was $4.8 million during the quarter ended March 31, 2000.

         The Company expects that its principal uses of funds from operating activities and borrowings will be to fund acquisitions, interest and principal payments on its indebtedness, net working capital increases and capital expenditures. The Company believes that its cash flows from operations and borrowing availability will be sufficient to fund operations, excluding capital expenditure requirements through December 31, 2000. Due to continued growth in its operating activities and the associated need to invest capital in connection with each new client location to realize such growth, the Company believes that its capital expenditures will require the Company to pursue additional debt or equity financing. The Company's strategic plan is to pursue opportunities to acquire music contract portfolios of competitors and to review acquisitions of independent franchisees if they become available. The Company plans to pursue additional debt or equity financing to complete such acquisitions.


         Proceeds from the Senior Credit Facility, the $115.0 Senior Subordinated Notes (the "Senior Notes"), and the Parent's 13% Senior Discount Notes (the "Senior Discount Notes") were used to pay merger consideration consisting of $125.5 million in cash to the partners of Old Muzak, approximately $114.9 million consideration in the tender offer and consent solicitation for the 10% Senior Notes due 2003 of Old Muzak together with accrued interest, $15.9 million for debt repayment of Old Muzak obligations, approximately $41.7 million of borrowings by Audio Communications Network under ABRY Broadcast Partners III subordinated note, merger consideration for Capstar Broadcasting Corporation, and to pay fees and expenses in connection with the foregoing.

                                    MUZAK LLC

CAPITAL EXPENDITURES

         The Company's business generally requires capital for the installation of equipment for new business music clients. The Company currently anticipates that its capital expenditures for fiscal 2000 will be in the range of $ 29.0 million to $32.0 million, a portion of which may be financed through leasing. As of March 31, 2000, the Company had approximately $1.8 million in outstanding capital expenditure commitments.

SENIOR CREDIT FACILITY

         In March 1999, the Company entered into a new senior credit facility ("Senior Credit Facility") consisting of: (i) a term loan facility in the amount of $30.0 million payable in semi-annual installments until final maturity on December 31, 2005 ("Term Loan A"); (ii) a term loan facility in the amount of $105.0 million payable in semi-annual installments until final maturity on December 31, 2006 ("Term Loan B") (together with Term Loan A, the "Term Loans"); and (iii) a revolving loan (the "Revolving Loan") in an aggregate principal amount of up to $35.0 million terminating on December 31, 2005. In July 1999, the Company amended the Senior Credit Facility which increased the principal amount of Term Loan B by $30.0 million to $135.0 million. In October 1999, the Company amended the Senior Credit Facility to enable a related party to make a subordinated loan to the Company in the aggregate principal amount of $20.0 million and to permit the Company to issue additional senior subordinated notes and the Parent to issue preferred stock if certain covenants are met by the Company.

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

                                    MUZAK LLC

SENIOR  NOTES

         On March 18, 1999, the Company together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of Senior Subordinated Notes ("Senior Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year, commencing on September 15, 1999.


         The Senior Notes are general unsecured obligations of the Company and Muzak Finance and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and Muzak Finance. The Senior Notes are guaranteed by the Parent, the Company, MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Muzak Houston, Inc., Telephone Audio Productions, Inc, Music Incorporated, and Vortex Sound Communications Company, Inc. The indenture governing the Senior Notes generally prohibits the Company from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company.


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

The Senior Discount Notes are general unsecured obligations of the Parent and Muzak Holdings Finance Corp and effectively subordinated in right of payment to all existing and future Senior Indebtedness of the Company and Muzak Finance Corp. The Parent is a holding company for the Company and its subsidiaries, with no material operations of its own and only limited assets. Muzak Holdings Finance has no operations and substantially no assets. Accordingly, the Parent is dependent upon the distribution of the earnings of its subsidiaries to service its debt obligations. The indenture governing the Senior Discount Notes generally prohibits the Parent and its restricted subsidiaries from making certain payments such as dividends and distributions of their capital stock, repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by the Parent and its restricted subsidiaries.

                                    MUZAK LLC

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

INTEREST RATE EXPOSURE

         Indebtedness under the Term Loan A and the revolving loans bears interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus
 .5%) plus a margin ranging from 1.00% to 2.00% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.0% to 3.0%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, interest, depreciation, amortization and other non cash charges) were 2.0% in the case of Alternate Base Rate and 3.0% in the case of LIBOR as of March 31, 2000. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of
(i) the Alternate Base Rate (as described above) plus a margin of 2.5% or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 3.5%. Commitment fees range from .375% to .625%.

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

         Cash interest paid was $10.9 million and $1.0 million for the quarters ended March 31, 2000 and March 31, 1999, respectively.

         Due to the variable interest rates under the Senior Credit Facility, the Company is sensitive to changes in interest rates. Accordingly, during April 1999, the Company entered into a four year interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month

                                    MUZAK LLC

LIBOR for 5.59% fixed rate debt. The Company modified this agreement on January 28, 2000 resulting in an increase to 7.042% fixed rate debt and a termination date of April 2002. Based on amounts outstanding at March 31, 2000, a .5% increase in each of LIBOR and the Alternate Base Rate (6.04% and 9.00% respectively, at March 31, 2000) would impact interest costs by approximately $0.9 million annually on the Senior Credit Facility.

DEBT MATURITIES

         The current maturities of long-term debt primarily consist of the current portion of the Senior Credit Facility and other miscellaneous debt. The maturities of long-term debt of the Company's operations during the remainder of 2000 and for 2001, 2002, 2003, and 2004 are $3.6 million, $5.2 million, $6.7 million, $7.8 million, $26.3 million, respectively. The Senior Notes mature in March 2009. In addition, the Senior Credit Facility provides for mandatory prepayments with net cash proceeds of certain asset sales, net cash proceeds of permitted debt issuances, net cash proceeds from insurance recovery and condemnation events, and beginning December 31, 2000 the Senior Credit Facility requires annual excess cash repayments. The indentures governing the Senior Notes and the Senior Discount Notes provide that in the event of certain asset dispositions, the Company and the Parent must apply net proceeds first to repay Senior Indebtedness. To the extent the net proceeds have not been applied within 360 days from the asset disposition to an investment in capital expenditures or other long term tangible assets used in the business, and to the extent the remaining net proceeds exceed $10.0 million, the Company must make an offer to purchase outstanding Senior Notes at 100% of their principal amount plus accrued interest. To the extent there are excess funds after the purchase of the Senior Notes, the Parent must make an offer to purchase outstanding Senior Discount Notes at 100% of the accreted value. The Company and the Parent must also make an offer to purchase outstanding Senior Notes and the Senior Discount Notes at 101% of their principal amount plus accrued and unpaid interest if a Change in Control of the Company occurs. Subject to compliance with the Senior Credit facility, the Floating Rate Notes will be mandatory redeemable with the proceeds of any securities issuances or incurrences of indebtedness at any time on or prior to October 31, 2000. If the Company does not redeem the Floating Rate Notes by November 1, 2000, the Floating Rate Notes will automatically convert into fixed-rate permanent notes due March 15, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the period ended March 31, 2000, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K/A.

                                    MUZAK LLC

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

         There have been no material developments in legal proceedings involving the Company since those reported in the Company's Report on Form 10-K/A for fiscal year ended December 31, 1999.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits



EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------


4.1 Indenture, dated as of February 2, 2000 by and among Muzak LLC and Muzak Finance Corp., as Issuers and State Street Bank and Trust Company, as Trustee. (1)
4.2 Purchase Agreement, dated February 2, 2000 by and among Muzak LLC and Muzak Finance Corp., the Guarantors named therein and CIBC Inc. (1)
4.3 Registration Rights Agreement, dated as of February 2, 2000 by and among Muzak LLC and Muzak Finance Corp., the Guarantors named therein and CIBC Inc.(1)
4.4 Supplemental Indenture, dated as of February 24, 2000 by and among Telephone Audio Productions, Inc., Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Senior Subordinated Notes).
4.5 Supplemental Indenture, dated as of February 24, 2000 by and among Telephone Audio Productions, Inc., Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Floating Rate Notes).
4.6 Supplemental Indenture, dated as of March 24, 2000 by and among Vortex Sound Communications Company, Inc., Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Senior Subordinated Notes).
4.7 Supplemental Indenture, dated as of March 24, 2000 by and among Vortex Sound Communications Company, Inc., Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Floating Rate Notes).
4.8 Supplemental Indenture, dated as of March 31, 2000 by and among Music Incorporated, Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Senior Subordinated Notes).
4.9 Supplemental Indenture, dated as of March 31, 2000 by and among Music Incorporated, Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Floating Rate Notes).
4.10 Supplemental Indenture, dated as of March 31, 2000 by and among Muzak Houston, Inc., Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Senior Subordinated Notes).
4.11 Supplemental Indenture, dated as of March 31, 2000 by and among Muzak Houston, Inc., Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Floating Rate Notes).

27       Financial Data Schedule.



 (1) Incorporated by reference to the Company's Report on Form 10-K/A for the fiscal year ended December 31, 1999.


         (b)      Reports on Form 8-K

         During the quarter for which this report on Form 10-Q is being filed, the Company filed no reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                      MUZAK LLC
                                      MUZAK FINANCE CORP.



                                      By: /s/ Robert M. Riley
                                      ---------------------------------
Date:  May 15, 2000                   Robert M. Riley
                                      Controller
                                      (Principal Financial
                                      Officer and Chief
                                      Accounting Officer)





                                      By: /s/ William A. Boyd
                                      ---------------------------------
Date:  May 15, 2000                   William A. Boyd
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)