Form 10-Q
period 2001-03-31
MUZAK LLC; MUZAK FINANCE CORP
filed 2001-05-15
CIK 1085321, 1086484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            - - - - - - - - - - - - -

                                    FORM 10-Q
                                  - - - - - - -


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001.

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

                               3318 LAKEMONT BLVD
                               FORT MILL, SC 29708
                                 (803) 396-3000

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

Muzak Finance Corp had 100 shares of outstanding common stock as of May 12, 2001.

                          PART I- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                    MUZAK LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      March 31,         December 31,
                                                                                        2001                2000
                                                                                     (unaudited)
                                                                                  -----------------    ----------------
                                        ASSETS
Current assets:
     Cash and cash equivalents....................................................       $ 2,940             $ 3,012
     Accounts receivable, net of allowances of $4,133 and $4,066..................        29,912              38,847
     Inventory....................................................................        12,081              11,082
     Prepaid expenses and other assets............................................         2,183               2,548
                                                                                      ----------           ---------
         Total current assets.....................................................        47,116              55,489
Property and equipment, net.......................................................       116,285             114,571
Intangible assets, net............................................................       316,431             324,544
Deferred charges and other assets, net............................................        44,496              42,759
                                                                                       ---------           ---------
         Total assets.............................................................     $ 524,328           $ 537,363
                                                                                       =========           =========

                        LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
     Revolving credit facility....................................................       $12,500             $ 4,000
     Current maturities of long term debt.........................................         5,281               5,281
     Current maturities of other liabilities......................................         3,795               3,776
     Accounts payable.............................................................         6,439              14,498
     Accrued expenses.............................................................        17,202              19,541
     Advance billings.............................................................         3,088               2,096
                                                                                       ---------            --------
         Total current liabilities................................................        48,305              49,192
Long-term debt....................................................................       283,731             283,751
Related party notes...............................................................        27,000              27,000
Other liabilities.................................................................        20,519              17,993
Commitments and contingencies (Note 8)
Member's interest:
       Common units (100 issued and
       outstanding)...............................................................       226,676             226,666
       Accumulated other comprehensive loss.......................................       (2,826)                  --
       Accumulated deficit........................................................      (79,077)            (67,239)
                                                                                        --------            --------
         Total member's interest..................................................       144,773             159,427
                                                                                        --------           ---------
         Total liabilities and member's interest..................................      $524,328            $537,363
                                                                                        ========            ========


The Notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)


                                                                                     Quarter                 Quarter
                                                                                      Ended                   Ended
                                                                                    March 31,               March 31,
                                                                                       2001                   2000
                                                                                -------------------     ------------------

Revenues:
     Music and other business services..........................................        $ 36,818               $ 32,259
     Equipment and related services.............................................          13,150                 11,436
                                                                                       ---------              ---------
                                                                                          49,968                 43,695
Cost of revenues:
     Music and other business services (excluding $8,588 and $6,589 of
       depreciation and amortization expense)...................................           7,666                  6,773
     Equipment and related services.............................................           8,981                  8,931
                                                                                       ---------              ---------
                                                                                          16,647                 15,704
                                                                                       ----------             ---------
                                                                                          33,321                 27,991

Selling, general and administrative expenses....................................          18,027                 14,182
Depreciation and amortization expense...........................................          18,282                 13,954
                                                                                       ---------              ---------
         Loss from operations...................................................         (2,988)                  (145)
Other income (expense):
     Interest expense, net......................................................         (9,251)                (9,630)
     Other, net.................................................................            (36)                     7
                                                                                      ----------             ----------
         Loss before income taxes...............................................        (12,275)                (9,768)
Income tax provision (benefit)..................................................           (437)                    20
                                                                                      ----------             ----------
         Net loss...............................................................       $(11,838)              $ (9,788)
                                                                                       =========              =========


The Notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                     Quarter Ended         Quarter Ended
                                                                                       March 31,             March 31,
                                                                                         2001                  2000
                                                                                  --------------------  --------------------

CASH FLOW FROM OPERATING ACTIVITIES
Net loss..........................................................................      $ (11,838)             $ (9,788)
Adjustments to derive cash flow from continuing operating activities:
Gain on disposal of fixed assets..................................................             (5)                    --
Deferred income tax (benefit) provision...........................................           (437)                    15
Depreciation and amortization.....................................................          18,282                13,954
Amortization of deferred financing fees...........................................             390                   365
Amortization of deferred subscriber acquisition costs.............................           2,073                 1,121
Deferred subscriber acquisition costs.............................................         (3,937)               (4,197)
Unearned installment income.......................................................            (94)                  (62)
Change in certain assets and liabilities, net of business acquisitions
   Decrease (increase) in accounts receivable.....................................           7,759                 (467)
   Decrease (increase) in inventory ..............................................           (999)                 1,287
   Decrease in accrued interest...................................................         (2,458)               (2,648)
   Increase (decrease) in accounts payable .......................................         (4,775)                 4,424
   Decrease in accrued expenses...................................................           (147)               (7,813)
   Increase  in advance billings..................................................             992                 1,972
   Other, net.....................................................................             692                   975
                                                                                        ----------             ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..........................           5,498                 (862)
                                                                                        ----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash.........................................................              --              (33,438)
Capital expenditures..............................................................        (10,217)               (9,898)
Proceeds from sale of fixed assets................................................               9                    --
                                                                                        ----------            ----------
     NET CASH USED IN INVESTING ACTIVITIES........................................        (10,208)              (43,336)
                                                                                        ----------            ----------


CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in book overdrafts.......................................................         (3,284)               (3,980)
Net borrowing (repayments) on revolver............................................          8,500                  (308)
Proceeds from issuance of floating rate notes.....................................             --                36,000
Proceeds from interest rate swap..................................................             --                 4,364
Proceeds from contributions by Parent ............................................             --                10,636
Repayments of capital lease obligations and other debt............................           (578)                 (671)
Payment of fees associated with the financing.....................................             --                  (748)
                                                                                         ---------            ----------
     NET CASH PROVIDED BY FINANCING ACTIVITES.....................................           4,638                45,293
                                                                                         ---------            ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................             (72)                 1,095

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................................           3,012                 2,275

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................         $ 2,940               $ 3,370
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

                                    MUZAK LLC
             CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST
                                   (Unaudited)
                        (in thousands, except for units)


                                                                                                     Accumulated
                                         Current Year                                                   Other             Total
                                        Comprehensive            Common Units          Accumulated  Comprehensive        Member's
                                             Loss            Units         Dollars       Deficit         Loss            Interest
                                      ----------------    ----------    -----------  ------------  ---------------    -----------
Balance at December 31, 2000........                          100           $226,666    $(67,239)             --         $159,427

Comprehensive loss:
Net loss............................       (11,838)           --                  --     (11,838)             --         (11,838)
Change in unrealized losses on
  derivative........................        (2,826)           --                  --           --        (2,826)          (2,826)
                                           -------
                                           (14,664)
Additional capital contributed......                          --                  10           --             --              10
                                                           ----------    -----------  ------------  ---------------    -----------

Balance at March 31, 2001...........                          100           $226,676       $(79,077)     $(2,826)        $144,773
                                                                            ========       =========     ========        ========

The Notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         Muzak LLC ("the Company"), a Delaware limited liability company, was formed on August 28, 1998. The Company is a wholly owned subsidiary of Muzak Holdings LLC (the "Parent"). As of March 31, 2001, ABRY Partners, LLC and its respective affiliates collectively own approximately 62% of the voting interests in the Parent. All of the operating activities are conducted through the Company and its subsidiaries. The Company provides business music programming to clients through its integrated nationwide network of owned operations and franchises.

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

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Muzak LLC Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         The financial statements as of March 31, 2001 and March 31, 2000 and for the quarters then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

         Certain prior year items have been reclassified to conform with the 2001 presentation. Accounts receivable and advance billings have been reduced by the amounts invoiced, but not received, in advance of the service period. Book overdrafts have been reclassified as a financing activity on the statement of cash flows.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                                   Useful       March 31,          December 31,
                                                                    Life           2001                2000
                                                                   (years)     (Unaudited)
                                                                  ---------- -----------------   -----------------

Equipment provided to subscribers..........................          4-6            $ 104,884           $  99,305
Capitalized installation labor.............................           5                37,697              33,341
Equipment..................................................          5-7               17,050              16,945
Other......................................................         3-30               14,775              13,832
                                                                                  -----------         -----------
                                                                                      174,406             163,423
Less accumulated depreciation.............................                           (58,121)            (48,852)
                                                                                  -----------         -----------
                                                                                    $ 116,285           $ 114,571
                                                                                  ===========         ===========

         Depreciation expense approximated $9.3 million and $6.6 million for the quarters ended March 31, 2001 and March 31, 2000, respectively.

4.  INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):

                                                                  Useful        March 31,          December 31,
                                                                   Life            2001                2000
                                                                  (years)      (Unaudited)
                                                                  ---------- ------------------- -------------------

   Goodwill.................................................         20             $ 158,420           $ 158,172
   Income producing contracts...............................        8-14              153,701             153,485
   License agreements.......................................         20                 5,082               5,082
   Deferred production costs................................         10                 3,534               3,166
   Trademarks...............................................          5                15,013              14,979
   Non-compete agreements...................................        2-7                24,604              24,604
   Other....................................................        5-20               17,024              17,024
                                                                   -----            ---------            --------
                                                                                      377,378             376,512
   Less accumulated amortization............................                         (60,947)            (51,968)
                                                                                    ---------           ---------
                                                                                    $ 316,431           $ 324,544
                                                                                    =========           =========

         Amortization expense was $9.0 million and $7.4 million for the quarters ended March 31, 2001 and March 31, 2000, respectively.


5.  DEFERRED CHARGES AND OTHER ASSETS, NET

         Deferred charges and other assets, net, consist of the following (in thousands):

                                                                          March 31,             December 31,
                                                                            2001                    2000
                                                                         (Unaudited)
                                                                      ------------------    ---------------------
   Subscriber acquisition costs..................................          $ 32,418                 $ 30,554
   Other.........................................................            12,078                   12,205
                                                                           --------                 --------
                                                                           $ 44,496                 $ 42,759
                                                                           ========                 ========

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  DEBT

         Debt obligations consist of the following (in thousands):

                                                                          March 31,             December 31,
                                                                            2001                    2000
                                                                         (Unaudited)
                                                                      ------------------    ---------------------
   Revolving loan - Senior Credit Facility........................            $ 12,500                  $ 4,000
                                                                                ======                    =====
   Related Party Notes (See Note 10).............................               27,000                   27,000
                                                                                ======                   ======

   Long term debt:
     Senior Credit Facility......................................              171,400                  171,400
     Senior Subordinated Notes...................................              115,000                  115,000
     Other.......................................................                2,612                    2,632
                                                                            ----------                ---------
   Total debt obligations........................................              289,012                  289,032
   Less current maturities.......................................               (5,281)                  (5,281)
                                                                             ---------                ---------
                                                                              $283,731                $ 283,751
                                                                              ========                =========

Senior Credit Facility

         The Senior Credit Facility is guaranteed by the Company and certain 100% owned subsidiaries. The non-guarantor subsidiary is minor and the consolidated amounts in the Company's financial statements are representative of the combined guarantors. The Senior Credit Facility contains restrictive covenants including maintenance of interest, senior and total leverage and fixed charge ratios and various other restrictive covenants which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling assigning, transferring, leasing, conveying, or otherwise disposing of assets. On May 15, 2001 the Company entered into the fifth amendment in which among other things the parties amended the interest coverage ratios for the quarter ended March 31, 2001 and with respect to future periods.

         The Senior Credit Facility consists of two term loan facilities (Term Loan A and Term Loan B) and a revolving loan. Amounts outstanding on the Term Loan A and Term Loan B loans were $27.8 million and $143.6 million, respectively, as of March 31, 2001. Indebtedness under the Term Loan A and the Revolving Loan bear interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 1.50% to 2.50%; or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.50% to 3.50%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non cash charges) were 1.5% in the case of Alternate Base Rate and 2.5% in the case of LIBOR as of March 31, 2001. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (as described above) plus a margin of 3.0%; or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 4.0%. The weighted average rate of interest on the Senior Credit Facility at March 31, 2001 was 8.8%.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  Debt (Continued)

Senior Subordinated Notes

         On March 18, 1999, Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes ("Senior Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance Corp. and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance Corp. The Senior Notes are guaranteed by the Company, MLP Environmental Music LLC, Business Sound Inc., BI Acquisition LLC, Audio Environments Inc., Background Music Broadcasters Inc., Muzak Capital Corporation, Telephone Audio Productions Inc., Muzak Houston Inc., Vortex Sound Communications Company Inc., and Music Incorporated. Muzak LLC's non-guarantor subsidiary is minor and the consolidated amounts in the Company's financial statements are representative of the combined guarantors financial statements. The indenture governing the Senior Notes prohibits Muzak LLC from making certain payments such as dividend and distributions of their capital stock, repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by Muzak LLC. Before March 15, 2002, the issuers may redeem up to 35% of the aggregate principal amount of the Senior Notes originally issued under the indenture at a redemption price of 109.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings if certain conditions are met. After March 15, 2004, the issuers may redeem all or part of the Senior Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

Annual Maturities of Debt

         Annual maturities of debt obligations are as follows (in thousands):

   2001...............................................$ 5,261
   2002................................................ 6,780
   2003................................................ 7,861
   2004................................................27,844
   2005................................................55,601
Thereafter............................................225,165

         Total interest paid by the Company on all indebtedness was $10.2 million and $10.9 million for the quarters ended March 31, 2001 and March 31, 2000, respectively. Accrued interest payable was $2.8 million and $4.6 million as of March 31, 2001 and March 31, 2000, respectively.

Interest Rate Swap Agreements

         At March 31, 2001, the Company had in effect one interest rate swap agreement required by its Senior Credit Facility, with a notional amount of $100.0 million. Muzak's interest rate swap agreement requires Muzak to pay a fixed rate and receive a floating rate, thereby creating fixed rate debt. The agreement is designated as a hedge of interest rates, and the differential to be paid or received on the swap is accrued as an adjustment to interest expense. The fair value of the interest rate swap agreement representing the cash the Company would pay to settle the agreement, was approximately $1.6 million and $2.8 million at December 31, 2000 and March 31, 2001, respectively. There were no amounts of hedge ineffectiveness related to the Company's interest rate swap and no gains or losses were excluded from the assessment of hedge effectiveness. During the quarter ended March 31, 2001, the interest rate swap agreement resulted in an increase to interest expense of approximately $0.3 million.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  MUZAK FINANCE CORP.

         Muzak Finance Corp. had no operating activities during the quarters ended March 31, 2001 and March 31, 2000.

8.  COMMITMENTS AND CONTINGENCIES

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

Other Commitments
         As of March 31, 2001, the Company has approximately $33.1 million in outstanding capital expenditure commitments over a five year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings for periods ranging from 2 years to 15 years. On January 1, 2001, the Company entered into a long term commitment to lease additional transponder space from Microspace.

9. RECENTLY ADOPTED ACCOUNTING STANDARDS

Derivatives and Hedging Activities

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). Subsequently, SFAS No. 133 was amended by the issuance of Statement of Accounting Standards No. 137 and Statement of Accounting Standards No. 138. These amendments modify the provisions and effective date of SFAS No. 133. SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001. The Company adopted SFAS No. 133 on January 1, 2001.

         The Company uses a derivative financial instrument for purposes other than trading, such as hedging for long-term debt and does so to reduce its exposure to fluctuations in interest rates, as dictated by its Senior Credit Facility. The Company's derivative is recognized on the balance sheet at its fair value. The hedge is 100% effective for exposures to interest rate fluctuations. As a result of the 100% effectiveness of the hedge, changes in the fair value of the derivative are recorded each period in other comprehensive income.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Recently Adopted Accounting Standards (continued)

Comprehensive Income

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS No. 130") requires the display of comprehensive income or loss and its components as part of the Company's full set of financial statements. Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, net of tax.

         Prior to January 1, 2001, the Company did not have any transactions that qualified as comprehensive income or loss. Upon adoption of SFAS No. 133, on January 1, 2001, the Company recorded other comprehensive loss to recognize at fair value a derivative that is designated as a cash flow hedging instrument, which is comprised of unrealized losses related to the Company's interest rate swap of $1.6 million. This unrealized loss increased by $1.2 million during the first quarter of 2001 and as of March 31, 2001, the cumulative unrealized losses on the Company's interest rate swap was $2.8 million.

10.  SUBSEQUENT EVENTS

         On May 9, 2001, $20.0 million of the Related Party Notes borrowed from MEM Holdings LLC as well as $4.9 million of accrued interest, converted into Class A units of the Parent. MEM Holdings owns 62% of the voting interests in the Parent as of March 31, 2001. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

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

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include, but are not limited to, industry-based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, as well as factors more specific to the Company such as the substantial leverage and debt service requirements, limitations imposed by the Company's debt facilities, the Company's history of net losses, and the Company's ability to identify, complete and integrate acquisitions, the Company's future capital requirements, the Company's dependence on license agreements, and risks associated with economic conditions generally.

General

         Muzak is the leading provider of business music programming in the United States based on market share. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming. Together with our franchisees, we have nationwide coverage and serve an installed base of approximately 325,000 client locations.

Recent Developments

         As announced on March 23, 2001, due to market conditions, the Company decided not to pursue the issuance of Senior Subordinated Notes. In connection with the postponement of the Senior Subordinated Notes, the Company recorded a one-time charge of $0.7 million. The Company will continue to explore alternative financing opportunities.

Results of Operations

         Set forth below are discussions of the results of operations for Muzak LLC for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.

Revenues. Revenues were $50.0 million and $43.7 million for the quarters ended March 31, 2001 and 2000, respectively, an increase of 14.4%. The growth was attributable to Muzak's significant increase in both Audio Marketing and Audio Architecture clients resulting from both acquisitions and internal growth, as well as the expansion of Muzak's drive-thru systems business. During the twelve months ended March 31, 2001, through our sales and marketing efforts, we added, net of churn, 25,000 Audio Architecture clients, 6,500 Audio Marketing, and 4,500 drive-thru client locations.

Cost of Revenues. Cost of revenues was $16.7 million and $15.7 million for the quarters ended March 31, 2001 and 2000, respectively, an increase of 6.0%. Cost of revenues as a percentage of revenues was 33.3% and 35.9% for the quarters ended March 31, 2001 and 2000, respectively. This improvement was primarily due to the leveraging of fixed costs over a larger client base resulting from acquisitions and internal growth and headcount reductions taken in the second half of 2000.

                                    MUZAK LLC

Selling, general and administrative expenses. Selling, general, and administrative expenses were $18.0 million and $14.2 million for the quarters ended March 31, 2001 and 2000, respectively, an increase of 27.1%. This increase is attributable to the one-time expenses of $0.7 million recorded in the first quarter of 2001 related to the postponement of the senior subordinated notes offering, as well as expenses associated with growth in revenues and the increase in our owned operations resulting from acquisitions. Amortization of sales commissions, a non-cash component of selling, general, and administrative expenses, was $2.1 million and $1.1 million for the quarters ended March 31, 2001 and 2000, respectively. Excluding the amortization of sales commissions, the one time expenses recorded in the quarter ended March 31, 2001, and excluding EchoStar revenues recorded in the first quarter of 2000, selling, general, and administrative expenses as a percentage of revenues were 30.6% for the quarters ended March 31, 2001 and 2000.

Depreciation and amortization expenses. Depreciation and amortization was $18.3 million and $14.0 million for the quarters ended March 31, 2001 and 2000, respectively, an increase of 31.0%. This increase is due to the growth in intangibles related to the acquisitions consummated in 2000, along with the increase in property and equipment in conjunction with Muzak's significant growth in the number of client locations resulting from acquisitions and internal growth.

Interest expense. Interest expense, net of interest income, was $9.3 and $9.6 million for the quarters ended March 31, 2001 and 2000, respectively, a decrease of 3.9%. The decrease in interest expense is due to lower borrowing levels as well as a decrease in interest rates in the quarter ended March 31, 2001.

Income tax provision. The income tax provision (benefit) was ($0.4) million and $20 thousand for the quarters ended March 31, 2001 and 2000, respectively. Muzak is a limited liability company and is treated as a partnership for income tax purposes.

Net Loss. The combined effect of the foregoing resulted in a net loss of $11.8 million for the quarter ended March 31, 2001, compared to a net loss of $9.8 million for the comparable 2000 period.

Liquidity and Capital Resources

         During the first quarter of 2001, our principal sources of funds have been borrowings under the revolving credit facility and cash generated from operations. Cash provided from operations, before investments in new subscriber locations, was $9.5 million in the first quarter of 2001, an increase of $6.2 million over the comparable period of 2000. Cash was used in the first quarter of 2001 to make interest payments, make investments in new client locations and for general corporate purposes. In connection with the Company's execution of the fifth amendment on May 15, 2001, applicable margins were amended to reflect an across the board increase of .5%. These new margin ranges are reflected in
Note 6 to the Consolidated Financial Statements.

         We expect that our principal uses of funds from operating activities and borrowings will be the funding of growth in new client locations, interest and principal payments on indebtedness and net working capital increases. As announced on March 23, 2001, due to market conditions, the Company decided not to pursue the issuance of Senior Subordinated Notes, the proceeds of which were expected to be used to repay the revolving loan in full, to repay a portion of the term loans, to repay the Related Party Notes, to consummate several acquisitions, and to fund internal growth. The Company will continue to explore various financing alternatives, which would provide necessary liquidity for acquisitions. However, the Company believes that the cash flows from operations and current borrowing availability will be sufficient to fund operations and investments associated with new client locations through March 31, 2002.

Capital Investments. The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the quarter ended March 31, 2001, the total initial investment in new client locations was $13.9 million, which was comprised of equipment and installation costs attributable to new client locations of $9.9 million and $4.0 million in sales commissions relating to these new locations. The sales commissions are capitalized in deferred charges and other assets, net and are

MUZAK LLC
amortized as a component of selling, general, and administrative expenses over the initial contract term of five years. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services over the initial contract term of five years.

         We currently anticipate that our total initial investment in new client locations for the remainder of fiscal 2001 will be approximately $49.0 million, including $34.4 million of equipment and installation costs attributable to new client locations, and $14.6 million in sales commissions relating to new client locations.

Debt Maturities. The current maturities of long-term debt primarily consist of the current portion of the senior credit facility and other miscellaneous debt. The maturities of long-term debt of our operations as of March 31, 2001 during the remainder of 2001 and 2002, 2003, 2004, 2005, and thereafter are $5.3 million, $6.8 million, $7.9 million, $27.8 million, $55.6 million, and $225.2 million, respectively. Included within the $225.2 million of debt maturing after 2005 is $27.0 million of Related Party Notes, of which $20.0 million converted into Class A units of the Parent on May 9, 2001 and the remaining $7.0 million is expected to convert on May 24, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         For the period ended March 31, 2001, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K.


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         There have been no material developments in legal proceedings involving the Company since those reported in the Company's Report on Form 10-K for fiscal year ended December 31, 2000.

ITEM 3.  Defaults upon Senior Securities

         On May 15, 2001 the Company entered into the fifth amendment which among other things (i) the parties amended the interest coverage ratios applicable on March 31, 2001 and with respect to future periods, and (ii) the applicable margins were amended to reflect an across the board increase of .5%. These new margins are outlined in Note 6 to the Consolidated Financial Statements.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

Exhibit
Number                                               Description
------                                               -----------

10.1 Waiver dated February 26, 2001, to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as borrower.

         (b)      Reports on Form 8-K

         The Company filed Form 8-K on March 23, 2001, to announce the postponement of its issuance of Senior Subordinated Notes.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                      MUZAK LLC
                                      MUZAK FINANCE CORP.



                                      By: /s/ William A. Boyd
                                      ---------------------------------
Date:  May 15, 2001                   William A. Boyd
                                      Chief Executive Officer
                                      (Principal Executive Officer)




                                      By: /s/ Stephen P. Villa
                                      ---------------------------------
Date:  May 15, 2001                   Stephen P. Villa
                                      Chief Financial Officer
                                      (Principal Financial
                                      Officer and Chief
                                      Accounting Officer)