Form 10-Q
period 2001-09-30
MUZAK LLC
filed 2001-11-14
CIK 1085321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                    FORM 10-Q

                           -------------------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001.
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to _______.

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

Muzak Finance Corp. had 100 shares of outstanding common stock as of November 14, 2001.

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                    MUZAK LLC
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except for units)

                                                                                    September 30,       December 31,
                                                                                        2001                2000
                                                                                     (unaudited)
                                                                                 -------------------- ------------------
                                     ASSETS

Current assets:
     Cash and cash equivalents .................................................       $   2,976          $   3,012
     Accounts receivable, net of allowances of $3,018 and $4,066 ...............          27,844             38,847
     Inventory .................................................................          10,061             11,082
     Prepaid expenses and other assets .........................................           2,389              2,548
                                                                                     -----------        -----------
         Total current assets ..................................................          43,270             55,489
Property and equipment, net ....................................................         114,892            114,571
Intangible assets, net .........................................................         300,822            324,544
Deferred charges and other assets, net .........................................          47,872             42,759
                                                                                     -----------        -----------
         Total assets ..........................................................       $ 506,856          $ 537,363
                                                                                     ===========        ===========

                        LIABILITIES AND MEMBER'S INTEREST

Current liabilities:
     Revolving credit facility .................................................       $  20,000          $   4,000
     Current maturities of long term debt ......................................           6,024              5,281
     Current maturities of other liabilities ...................................           3,900              3,776
     Accounts payable ..........................................................           4,499             14,498
     Accrued expenses ..........................................................          17,597             19,541
     Advance billings ..........................................................           2,404              2,096
                                                                                     -----------        -----------
         Total current liabilities .............................................          54,424             49,192
Long-term debt .................................................................         280,352            283,751
Related party notes ............................................................              --             27,000
Other liabilities ..............................................................          14,106             17,993
Commitments and contingencies (Note 7)..........................................

Member's interest:
       Common units (100 issued and
       outstanding) ............................................................         260,360            226,666
       Accumulated other comprehensive loss ....................................          (3,087)                --
       Accumulated deficit .....................................................         (99,299)           (67,239)
                                                                                     -----------        -----------
         Total member's interest ...............................................         157,974            159,427
                                                                                     -----------        -----------
         Total liabilities and member's interest ...............................       $ 506,856          $ 537,363
                                                                                     ===========        ===========

The notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)

                                                                  Quarter Ended                      Nine Months Ended
                                                       ------------------------------------ ------------------------------------
                                                        September 30,      September 30,     September 30,     September 30,
                                                             2001              2000               2001              2000
                                                       ----------------- ------------------ ----------------- -----------------
Revenues:
     Music and other business services ................      $ 37,851          $ 34,854         $ 111,782         $ 101,948
     Equipment and related services ...................        12,675            15,005            39,448            39,622
                                                             --------          --------         ---------         ---------
                                                               50,526            49,859           151,230           141,570
Cost of revenues:
     Music and other business services
       (excluding $9,550, $7,870, $27,406 and
       $21,757 of depreciation and
       amortization expenses) .........................         7,396             7,125            21,956            22,415
     Equipment and related services ...................        10,519            10,838            29,516            29,493
                                                             --------          --------         ---------         ---------
                                                               17,915            17,963            51,472            51,908
                                                             --------          --------         ---------         ---------
Selling, general and administrative expenses ..........        16,402            16,057            51,557            46,507
Depreciation and amortization expenses ................        19,287            16,196            56,078            45,685
                                                             --------          --------         ---------         ---------
         Loss from operations .........................        (3,078)             (357)           (7,877)           (2,530)
Other expense:
     Interest expense, net ............................        (7,420)          (10,668)          (24,398)          (30,600)
     Other, net .......................................          (110)              (72)             (285)             (501)
                                                             --------          --------         ---------         ---------
         Loss before income taxes .....................       (10,608)          (11,097)          (32,560)          (33,631)
Income tax provision (benefit) ........................           109              (78)              (500)              (17)
                                                             --------          --------         ----------        ---------
         Net loss .....................................      $(10,717)         $(11,019)        $ (32,060)        $ (33,614)
                                                             ========          ========         ==========        =========

The notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                               Quarter Ended            Nine Months Ended
                                                                         ------------------------   -------------------------
                                                                          September    September     September    September
                                                                             30,          30,           30,          30,
                                                                            2001         2000          2001         2000
                                                                         ------------------------   ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss ................................................................ $ (10,717)   $ (11,019)   $  (32,060)   $ (33,614)
Adjustments to derive cash flow from continuing operating activities:
Loss on disposal of fixed assets ........................................        10           --           119           --
Deferred income tax (benefit) provision .................................      (142)        (298)         (751)        (283)
Depreciation and amortization ...........................................    19,287       16,196        56,078       45,685
Amortization of deferred financing fees .................................       391          387         1,170        1,133
Amortization of deferred subscriber acquisition costs ...................     2,478        1,634         6,830        4,112
Deferred subscriber acquisition costs ...................................    (4,027)      (4,696)      (11,920)     (13,297)
Unearned installment income .............................................      (216)        (195)         (548)        (367)
Change in certain assets and liabilities, net of business acquisitions
   Decrease (increase) in accounts receivable ...........................       610       (6,882)       10,222      (10,318)
   Decrease (increase) in inventory .....................................       806         (560)        1,026          634
   Decrease in accrued interest .........................................    (2,802)      (2,678)       (1,269)      (3,096)
   Increase (decrease) in accounts payable ..............................      (353)      (2,391)       (4,679)       8,637
   Decrease (increase) in accrued expenses ..............................       162        2,921          (406)      (6,112)
   Increase (decrease) in advance billings ..............................      (292)        (887)          294          511
   Other, net ...........................................................    (1,149)      (1,801)       (1,009)      (1,626)
                                                                           ---------    ---------    ----------    ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ................     4,046      (10,269)       23,097       (8,001)
                                                                           ---------    ---------    ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash ...............................................        --         (109)         (979)     (34,593)
Capital expenditures ....................................................    (7,649)      (9,214)      (28,785)     (28,998)
Proceeds from sale of fixed assets ......................................        11           --           291           --
                                                                           ---------    ---------    ----------    ---------
     NET CASH USED IN INVESTING ACTIVITIES ..............................    (7,638)      (9,323)      (29,473)     (63,591)
                                                                           ---------    ---------    ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in book overdrafts .............................................    (3,093)        (902)       (5,320)      (6,257)
Repayments of senior credit facility ....................................        --           --        (2,597)      (1,800)
Net borrowing on revolver ...............................................     7,500           --        16,000        9,683
Proceeds from issuance of floating rate notes ...........................        --           --            --       36,000
Proceeds from interest rate swap ........................................        --           --            --        4,364
Proceeds from contributions by Parent ...................................        --       20,000            --       35,636
Repayments of capital lease obligations and other debt ..................      (662)        (440)       (1,743)      (1,526)
Payment of fees associated with the financing ...........................        --         (421)           --       (1,169)
                                                                           ---------    ---------    ----------    ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................     3,745       18,237         6,340       74,931
                                                                           ---------    ---------    ----------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................       153       (1,355)          (36)       3,339

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................     2,823        6,969         3,012        2,275
                                                                           ---------    ---------    ----------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................................ $   2,976    $   5,614    $    2,976    $   5,614
                                                                           =========    =========    ==========    =========


The notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC
             CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST
                                   (Unaudited)
                        (in thousands, except for units)

                                                                                                    Accumulated
                                    Current Year                                                       Other           Total
                                    Comprehensive           Common Units            Accumulated    Comprehensive      Member's
                                        Loss            Units          Dollars        Deficit           Loss          Interest
                                    --------------    ----------     ----------    ------------    -------------     -----------
Balance at December 31, 2000 .....                       100           $226,666      $(67,239)             --         $159,427

Comprehensive loss:
Net loss .........................    (32,060)            --                 --       (32,060)             --          (32,060)
Change in unrealized losses on
derivative .......................     (3,087)            --                 --            --          (3,087)          (3,087)
                                     --------
                                      (35,147)

Non cash capital contribution ....                        --             33,694            --              --           33,694
                                                      ----------     ----------      ---------        --------       ---------
Balance at September 30, 2001 ....                       100           $260,360      $(99,299)        $(3,087)        $157,974
                                                                     ==========      =========        ========       =========

The notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         Muzak LLC ("the Company") provides business music programming, music and marketing on hold, and in-store messaging to clients through its integrated nationwide network of owned operations and franchises. Muzak LLC is a Delaware limited liability company and is a wholly owned subsidiary of Muzak Holdings LLC (the "Parent"). As of September 30, 2001, ABRY Partners, LLC and its respective affiliates collectively own approximately 64% of the voting interests in the Parent. All of the operating activities are conducted through the Company and its subsidiaries.

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

         The financial statements as of September 30, 2001 and September 30, 2000 and for the three and nine month periods then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

         Certain prior year items have been reclassified to conform with the 2001 presentation. Prior year accounts receivable and advance billings balances have been reduced by the amounts invoiced, but not received, in advance of the service period. Book overdrafts have been reclassified as a financing activity on the statement of cash flows.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                                   Useful     September 30,        December 31,
                                                                    Life           2001                2000
                                                                   (years)     (Unaudited)
                                                                 ---------- -----------------     --------------
   Equipment provided to client locations ......................     4-6        $ 114,353          $  99,305
   Capitalized installation labor ..............................      5            44,864             33,341
   Equipment ...................................................     5-7           17,727             16,945
   Other .......................................................    3-30           15,826             13,832
                                                                                ---------          ---------
                                                                                  192,770            163,423
    Less accumulated depreciation ..............................                  (77,878)           (48,852)
                                                                                ---------          ---------
                                                                                $ 114,892          $ 114,571
                                                                                =========          =========

         Depreciation expense was $10.5 million and $29.6 million for the quarter and nine months ended September 30, 2001, respectively, and $8.0 million and $22.0 million for the quarter and nine months ended September 30, 2000, respectively.

4.  INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):

                                                                  Useful      September 30,        December 31,
                                                                   Life            2001                2000
                                                                  (years)      (Unaudited)
                                                                 ---------- -----------------     --------------
   Goodwill ....................................................     20         $ 158,484           $ 158,172
   Income producing contracts ..................................    8-14          154,044             153,485
   License agreements ..........................................     20             5,082               5,082
   Deferred production costs ...................................     10             4,192               3,166
   Trademarks ..................................................      5            14,935              14,979
   Non-compete agreements ......................................     2-7           24,869              24,604
   Other .......................................................    5-20           17,166              17,024
                                                                                ---------           ---------
                                                                                  378,772             376,512
   Less accumulated amortization ...............................                  (77,950)            (51,968)
                                                                                ---------           ---------
                                                                                $ 300,822           $ 324,544
                                                                                =========           =========

         Amortization expense was $8.8 million and $26.3 million for the quarter and nine months ended September 30, 2001, respectively, and $8.2 million and $23.7 million for the quarter and nine months ended September 30, 2000, respectively.

                                    MUZAK LLC
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  DEBT

         Debt obligations consist of the following (in thousands):

                                                                        September 30,           December 31,
                                                                            2001                    2000
                                                                         (Unaudited)
                                                                     ------------------    ---------------------
   Revolving loan- Senior Credit Facility ......................          $  20,000               $   4,000
                                                                          =========               =========
   Related Party Notes .........................................          $      --               $  27,000
                                                                          =========               =========

   Long term debt:
     Senior Credit Facility ....................................          $ 168,803               $ 171,400
     Senior Subordinated Notes .................................            115,000                 115,000
     Other .....................................................              2,573                   2,632
                                                                          ---------               ---------
   Total debt obligations ......................................            286,376                 289,032
   Less current maturities .....................................             (6,024)                 (5,281)
                                                                          ---------               ---------
                                                                          $ 280,352               $ 283,751
                                                                          =========               =========

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

         The Senior Credit Facility consists of two term loan facilities (Term Loan A and Term Loan B) and a revolving loan. Amounts outstanding on the Term Loan A and Term Loan B loans were $25.9 million and $142.9 million, respectively, as of September 30, 2001. The Company had $14.8 million of borrowing availability under its revolving loan as of September 30, 2001. Availability under the revolving loan has been reduced by outstanding letters of credit of $0.2 million. The Company believes that the cash flows from operations and current borrowing availability will be sufficient to fund operations and investments associated with client locations through June 30, 2002. However, the Company continues to explore various financing alternatives, which would provide necessary liquidity for future organic growth and acquisitions.

          Indebtedness under the Term Loan A and the Revolving Loan bear interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus
 .5%) plus a margin ranging from 1.50% to 2.50%; or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.50% to 3.50%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to Adjusted EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non cash charges) were 2.0% in the case of Alternate Base Rate and 3.0% in the case of LIBOR as of September 30, 2001. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (as described above) plus a margin of 3.0%; or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 4.0%. The weighted average rate of interest on the Senior Credit Facility, including the effects of the interest rate swap, was 9.3% at September 30, 2001.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  Debt (Continued)

Related Party Notes

         On May 9, 2001 and May 24, 2001, $20.0 million and $7.0 million, respectively, of the Related Party Notes borrowed from MEM Holdings LLC, as well as $5.0 million and $1.7 million, respectively, of accrued interest, converted into Class A units of the Parent. Accordingly, the Company recorded a non cash contribution from the Parent during the second quarter of 2001 totaling $33.7 million. MEM Holdings owns 64% of the voting interests in the Parent as of September 30, 2001. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

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

Annual Maturities of Debt

         Annual maturities of debt obligations are as follows (in thousands):

   2001 (remainder of the year) ...................   $ 2,618
   2002 ...........................................     6,773
   2003 ...........................................     7,855
   2004 ...........................................    27,742
   2005 ...........................................    62,933
Thereafter ........................................   198,455

         Total interest paid by the Company on all indebtedness was $10.1 million and $23.3 million for the quarter and nine months ended September 30, 2001, respectively. Total interest paid by the Company on all indebtedness was $12.1 million and $29.9 million for the quarter and nine months ended September 30, 2000. Accrued interest payable was $4.0 million and $5.2 million as of September 30, 2001 and December 31, 2000, respectively.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  Debt (Continued)

Interest Rate Swap Agreements

         At September 30, 2001, the Company had in effect one interest rate swap agreement required by its Senior Credit Facility, with a notional amount of $100.0 million. Muzak's interest rate swap agreement requires Muzak to pay a fixed rate and receive a floating rate, thereby creating fixed rate debt. The agreement is designated as a hedge of interest rates, and the differential to be paid or received on the swap is recorded as an adjustment to interest expense. The fair value of the interest rate swap agreement representing the cash the Company would pay to settle the agreement, was approximately $3.1 million at September 30, 2001. There were no amounts of hedge ineffectiveness related to the Company's interest rate swap and no gains or losses were excluded from the assessment of hedge effectiveness. During the quarter and nine months ended September 30, 2001, the interest rate swap agreement resulted in an increase to interest expense of approximately $0.8 million and $1.6 million, respectively.

6.  MUZAK FINANCE CORP.

         Muzak Finance Corp. had no operating activities during the quarter and nine months ended September 30, 2001.

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

         The industry wide agreement between business music providers and Broadcast Music Inc. ("BMI") expired in December 1993. Since this time the Company has been operating under an interim agreement pursuant to which the Company has continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. The Company is involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable by the Company and its owned operations as well as licensed independent franchisees to BMI. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to September 30, 2001, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. The Company vigorously contests BMI's assessment. The eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. A trial date has not been set.

         The industry wide agreement between business music providers and American Society of Composers, Authors and Publishers ("ASCAP") expired in May 1999. Negotiations between ASCAP and the Company began in June 1999, and the Company has continued to pay ASCAP royalties at the 1999 rates.

Other Commitments

         As of September 30, 2001, the Company had approximately $32.0 million in outstanding capital expenditure commitments for equipment provided to client locations over a five year period and other commitments of $0.7 million. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings for periods ranging from 2 years to 15 years. On January 1, 2001, the Company entered into a 17 year commitment to lease additional transponder space from Microspace.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for the Impairment or Disposal of Long-Lived Assets

         In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. However, this standard removes goodwill from its scope and revises the approach for evaluating impairment. The Company is evaluating the impact of the adoption of SFAS No. 144, but does not expect that implementation of this standard will have a significant financial impact.

Accounting for Asset Retirement Obligations

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated legal obligations of such asset retirement costs. The Company does not expect that implementation of this standard will have a significant financial impact.

Business Combinations and Goodwill and Other Intangible Assets

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No.141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

         SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but should be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. Adoption of SFAS No. 142 will have a material impact on the Company's financial statements due to the fact that goodwill amortization is a significant non-cash expense. Goodwill amortization expense for the quarter and nine months ended September 30, 2001 was $2.0 million and $5.9 million, respectively. While goodwill impairment charges may occur in future periods, the Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001.

Derivatives and Hedging Activities

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). Subsequently, SFAS No. 133 was amended by the issuance of Statement of Accounting Standards No. 137 and Statement of Accounting Standards No. 138. The Company adopted SFAS No. 133, as amended, on January 1, 2001.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  Recently Issued Accounting Standards (Continued)

         The Company uses a derivative financial instrument for purposes other than trading, such as hedging for long-term debt and does so to reduce its exposure to fluctuations in interest rates, as dictated by its Senior Credit Facility. The Company's derivative is recognized on the balance sheet at its fair value. The hedge is 100% effective for exposures to interest rate fluctuations. As a result of the 100% effectiveness of the hedge, changes in the fair value of the derivative are recorded each period in other comprehensive loss.

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

         Prior to January 1, 2001, the Company did not have any transactions that qualified as comprehensive income or loss. Upon adoption of SFAS No. 133, on January 1, 2001, the Company recorded other comprehensive loss to recognize at fair value a derivative that is designated as a cash flow hedging instrument, which is comprised of unrealized losses related to the Company's interest rate swap of $1.6 million. This unrealized loss increased by $1.5 million during the nine months ended September 30, 2001 and the cumulative unrealized losses on the Company's interest rate swap was $3.1 million as of September 30, 2001.

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

Recent Developments

         As announced on October 10, 2001, Stephen Villa has been named Chief Operating Officer. In addition, he will serve as a Class B Director of Muzak Holdings LLC. He joined Muzak in September 2000 as Chief Financial Officer and will continue to serve in such capacity in addition to his role as Chief Operating Officer. Steve succeeds Joseph Koff, who has left Muzak to pursue other opportunities. Joe served as President and Chief Operating Officer of Muzak from April 2000 to October 2001. With Joe's departure, the position of President has been eliminated.

Results of Operations

         Set forth below are discussions of the results of operations for Muzak LLC for the quarter and nine months ended September 30, 2001 compared to the quarter and nine months ended September 30, 2000.

Revenues. Total revenues for the third quarter of 2001 increased 1.3% to $50.5 million from the third quarter of 2000. Total revenues for the nine months ended September 30, 2001 increased 6.8% to $151.2 million, up $9.7 million from the comparable 2000 period. Music and other business services revenue increased 8.6% and 9.6% for the quarter and nine months ended September 30, 2001, respectively, as compared to the prior year comparable periods. Music and other business services revenue increases are due to Muzak's growth in both Audio Marketing and Audio Architecture clients resulting from both internal growth and acquisitions, as well as the expansion of Muzak's drive-thru systems business. During the twelve months ended September 30, 2001, through our sales and marketing efforts, we added, net of churn, 17,000 Audio Architecture clients, 7,000 Audio Marketing, and 2,200 other client locations, including drive-thru. The revenue increase from client growth is partially offset by the loss of revenues due to the renegotiated EchoStar agreement. During the nine months ended September 30, 2000, the Company recorded approximately $1.6 million of revenues under the previous EchoStar agreement, whereas no revenues were recorded during the nine months ended September 30, 2001

                                    MUZAK LLC
under the new agreement. Equipment and related services revenue decreased 15.5% to $12.7 million from the third quarter of 2000. This decrease is primarily due to less capital spending associated with a reduction in new location store build outs within the retail sector. Equipment and related services revenue was flat for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Cost of Revenues. Cost of revenues was $17.9 million for the quarters ended September 30, 2001 and 2000. Cost of revenues for the nine months ended September 30, 2001 decreased $0.4 million to $51.5 million as compared to the same 2000 period. Cost of revenues, as a percentage of revenues was 35.5% and 36.0% for the quarters ended September 30, 2001 and 2000, respectively, and 34.0% and 36.7% for the nine months ended September 30, 2001 and September 30, 2000, respectively. This improvement is due to the leveraging of fixed costs over a larger client base resulting from internal growth and headcount reductions taken in the second half of 2000, as well as a $1.6 million charge in the second quarter of 2000 recorded in connection with the renegotiated EchoStar Agreement.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $16.4 million and $16.1 million for the quarters ended September 30, 2001 and 2000, respectively, an increase of 2.1%. For the nine months ended September 30, 2001, selling, general and administrative expenses were $51.6 million, compared to $46.5 million in the comparable 2000 period. This increase is attributable to the one-time expenses of $0.7 million recorded in the first quarter of 2001 related to the postponement of the senior subordinated notes offering, as well as expenses associated with growth in revenues. Amortization of deferred subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses, was $2.5 million and $1.6 million for the quarters ended September 30, 2001 and 2000, respectively. Excluding the amortization of deferred subscriber acquisition costs, selling, general, and administrative expenses as a percentage of revenues were 27.6% and 28.9% for the quarters ended September 30, 2001 and 2000, respectively.

Depreciation and amortization expenses. Depreciation and amortization was $19.3 million and $16.2 million for the quarters ended September 30, 2001 and 2000, respectively, an increase of 19.1%. Depreciation and amortization was $56.1 million and $45.7 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. This increase is due to the increase in property and equipment in conjunction with Muzak's growth in the number of client locations resulting from internal growth and acquisitions and the increase in intangibles related to the acquisitions consummated in 2000.

Interest expense. Interest expense, net of interest income, was $7.4 million and $10.7 million for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 30.4%. Interest expense, net of interest income, decreased $6.2 million, or 20.3%, to $24.4 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in interest expense is due to lower borrowing levels, as a result of the conversion of related party notes to equity during the second quarter of 2001, as well as a decrease in interest rates during 2001.

Income tax provision. The income tax provision (benefit) was $0.1 million and ($78) thousand for the quarters ended September 30, 2001 and 2000, respectively. Muzak is a limited liability company and is treated as a partnership for income tax purposes.

Net Loss. The combined effect of the foregoing resulted in a net loss of $10.7 million for the quarter ended September 30, 2001, compared to a net loss of $11.0 million for the comparable 2000 period.

                                    MUZAK LLC

         The Company evaluates the operating performance of its business using several measures, one of them being EBITDA (defined as earnings before interest, income taxes (benefits), depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flow as a measure of liquidity, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that EBITDA is a meaningful measure of performance and that it is commonly used in similar industries to analyze and compare companies on the basis of operating performance, leverage and liquidity, however it is not necessarily comparable to similarly titled amounts of other companies. Adjusted EBITDA represents EBITDA adjusted for one time expenses and non cash charges. Adjusted EBITDA is calculated as follows:

                                                                  Three Months Ended
                                           ----------------------------------------------------------------
                                                September 30, 2001                 September 30, 2000
                                           -----------------------------      -----------------------------
Net loss ..................................         $  (10,717)                        $  (11,019)
Depreciation and amortization .............             19,287                             16,196
Interest ..................................              7,420                             10,668
Tax provision (benefit)....................                109                                (78)
Non Cash charges...........................                110                                 72
                                                    -----------                        ----------
Adjusted EBITDA............................         $   16,209                         $   15,839
                                                    ===========                        ==========

                                                                Nine Months Ended
                                           ---------------------------------------------------------------
                                                 September 30, 2001                September 30, 2000
                                           ------------------------------     ----------------------------
Net loss ..................................         $  (32,060)                        $  (33,614)
Depreciation and amortization .............             56,078                             45,685
Interest ..................................             24,398                             30,600
Tax provision (benefit)....................               (500)                               (17)
Non Cash charges ..........................                285                                501
One time expenses (a) .....................                675                                 --
                                                    -----------                        ----------
Adjusted EBITDA ...........................         $   48,876                         $   43,155
                                                    ===========                        ==========

(a) One-time expenses of $0.7 million recorded in the first quarter of 2001 related to the postponement of the senior subordinated notes offering,

         Adjusted EBITDA for the quarter ended September 30, 2001 increased $0.4 million, or 2.3% to $16.2 million from $15.8 million for the quarter ended September 30, 2000 and for the nine months ended September 30, 2001 increased $5.7 million, or 13.3% to $48.9 million from $43.2 million for the same period in 2000.

Liquidity and Capital Resources

         During the nine month period ending September 30, 2001, our principal sources of funds have been cash generated from operations and borrowings under the revolving credit facility. Cash provided from operations, before deferred subscriber acquisition costs, was $8.1 million and $35.0 million in the quarter and nine months ended September 30 2001, respectively, an increase of $13.6 million and $29.7 million over the comparable periods of 2000. The increase in cash provided by operations is due to improvements in working capital balances, particularly accounts receivable balances. During the nine months ended September 30, 2001, cash was used to make investments in new client locations, interest and principal payments, the acquisition of Sound of Music, and for general corporate purposes.

                                    MUZAK LLC

         We expect that our principal uses of funds provided by operations and borrowings will be the funding of growth in new client locations, interest and principal payments, and working capital requirements. The Company continues to explore various financing alternatives, which would provide necessary liquidity for future organic growth and acquisitions. However, the Company believes that the cash flows from operations and current borrowing availability will be sufficient to fund operations and investments associated with new client locations through June 30, 2002.

Capital Investments. The majority of our capital expenditures are comprised of the initial investment for the installation of equipment for new client locations. During the nine months ended September 30, 2001, the total initial investment in new client locations and investments in existing client locations due to adding additional services was $36.4 million, which was comprised of equipment and installation costs attributable to new client locations of $24.5 million and $11.9 million in deferred subscriber acquisition costs relating to these new locations or additional services. The deferred subscriber acquisition costs are capitalized in deferred charges and other assets, net, and are amortized as a component of selling, general, and administrative expenses over the initial contract term of five years. If a client's contract terminates early, the unamortized deferred subscriber acquisition costs are typically recovered. Also, we typically receive installation revenue relating to new client locations. This revenue is deferred and amortized as a component of equipment and related services over the initial contract term of five years.

         We currently anticipate that our total initial investment in new client locations for the remainder of fiscal 2001 will be approximately $10.5 million, including $6.6 million of equipment and installation costs attributable to new client locations, and $3.9 million in deferred subscriber acquisition costs relating to new client locations.

Debt Maturities. The current maturities of long-term debt primarily consist of the current portion of the senior credit facility and other miscellaneous debt. The maturities of long-term debt of our operations as of September 30, 2001 during the remainder of 2001 and 2002, 2003, 2004, 2005, and thereafter are $2.6 million, $6.8 million, $7.9 million, $27.7 million, $62.9 million, and $198.5 million, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         For the period ended September 30, 2001, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         There have been no material developments in legal proceedings involving the Company since those reported in the Company's Report on Form 10-K for fiscal year ended December 31, 2000.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         (b)      Reports on Form 8-K

         During the quarter ended September 30, 2001, the Company filed no reports on Form 8-K. However, on October 10, 2001, the Company filed an 8-K announcing Stephen Villa as Chief Operating Officer.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                      MUZAK LLC
                                      MUZAK FINANCE CORP.



                                      By: /s/ William A. Boyd

                                      ---------------------------------
Date:  November 14, 2001              William A. Boyd
                                      Chief Executive Officer
                                      (Principal Executive Officer)





                                      By: /s/ Stephen P. Villa

                                      ---------------------------------
Date:  November 14, 2001              Stephen P. Villa
                                      Chief Operating Officer
                                      (Principal Financial
                                      Officer and Chief
                                      Accounting Officer)