Form 10-K405
period 2001-12-31
MUZAK LLC; MUZAK FINANCE CORP
filed 2002-04-01
CIK 1085321, 1086484

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

                                       Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 333-78571
                                              333-78571-01

                                _________________

                                    MUZAK LLC
                               MUZAK FINANCE CORP

            (Exact Name of Registrants as Specified in their charter)

                    DELAWARE                               04-3433729
                    DELAWARE                               56-2187963
         (State or Other Jurisdiction                  (I.R.S. Employer
        of Incorporation or Organization)              Identification No.)

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

                                      None
                                _________________

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                    MUZAK LLC
                               MUZAK FINANCE CORP

                                 FORM 10-K INDEX

                                                                                                           Page
                                                                                                           ----
PART I

Item 1.     Business.....................................................................................     3
Item 2.     Properties...................................................................................     8
Item 3.     Legal Proceedings............................................................................     8
Item 4.     Submission of Matters to a Vote of Security Holders..........................................     8

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........................     9
Item 6.     Selected Financial Data......................................................................    10
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........    10
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...................................    19
Item 8.     Financial Statements and Supplementary Data..................................................    19
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........    19

PART III

Item 10.    Directors and Executive Officers of the Registrants..........................................    20
Item 11.    Executive Compensation.......................................................................    21
Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................    24
Item 13.    Certain Relationships and Related Transactions...............................................    24

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................    28


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

                                     PART I

ITEM 1. BUSINESS

     Muzak LLC ("Muzak" or the "Company") is the leading provider of business music programming in the United States based on market share. The Company is a wholly owned subsidiary of Muzak Holdings LLC (the "Parent") previously known as ACN Holdings, LLC. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming. Together with our franchisees, we have nationwide coverage and served an installed base of approximately 335,000 client locations at December 31, 2001.

     Our two core products are Audio Architecture(SM) and Voice(SM). We provide our products to numerous types of businesses including specialty retailers, restaurants, department stores, supermarkets, drug stores, financial institutions, hotels, health and fitness centers, business offices, manufacturing facilities and medical centers, among others. Our clients typically enter into a non-cancelable five-year contract that renews automatically for at least one additional five-year term unless specifically terminated at the initial contract expiration date. Our average length of service per Audio Architecture client is approximately 12 years. We believe that our clients use our products because they recognize them as a key element in establishing their desired business environment, in promoting their corporate identities and in strengthening their brand images at a low monthly cost.

     We provide our products and services domestically through our integrated, nationwide network of owned operations and franchisees. We believe our nationwide network is the largest in the industry and provides us with a key competitive advantage in effectively marketing and servicing clients ranging from local accounts with single or multiple locations to national accounts with significant geographic presences. In 2001, 97% of our revenues were generated by our owned operations and the remaining 3% were generated from fees from our franchisees and other sources.

     In March 1999, Muzak Limited Partnership, the franchisor (which we refer to as Old Muzak), was merged into Audio Communications Network LLC, in a transaction with total consideration (including debt repayment) of $274.2 million. In connection with the merger, Audio Communications Network LLC changed its name to Muzak LLC.

     Since the merger in March 1999, we have acquired 11 in-market competitors, including 4 business music providers and 7 music and marketing on-hold and/or in-store messaging providers, and 11 franchises, for an aggregate cash purchase price of $87.6 million. We continually evaluate opportunities to acquire our franchises, music contract portfolios, and complementary music and marketing on-hold and in-store messaging businesses.

Financing Developments

     As Muzak has significant growth opportunities, both from an organic and an acquisition perspective, we are continually evaluating capital market conditions to determine the accessibility to such capital markets. If we are successful in obtaining such financing, the likely use of proceeds would include items such as funding of growth in new client locations, potential acquisitions, and repayment of certain existing indebtedness.

     In March 2002, the Company obtained a waiver for violating the capital expenditures covenant and entered into an amendment under its Senior Credit Facility. Muzak increased its aggregate revolving loan commitment under the Senior Credit Facility by $20.0 million, for a total commitment of $55.0 million and amended certain of its financial covenants for 2002 and 2003. We expect that this increased commitment and amended financial covenants will provide the Company with enhanced financial flexibility and with sufficient liquidity to fund its business plan for the forseeable future.

     Additionally, in March 2002 the Company borrowed $10.0 million from MEM Holdings, LLC in the form of junior subordinated unsecured notes (the "sponsor notes"), the proceeds of which were used to repay outstanding revolving loan balances.

     In May 2001, $27.0 million of sponsor notes borrowed from MEM Holdings LLC, as well as $6.7 million of accrued interest was converted into Class A units of the Parent. Accordingly, the Company recorded a non-cash contribution from the Parent during the second quarter of 2001 totaling $33.7 million. MEM Holdings owns 64.2% of the voting interests in the Parent as of December 31, 2001. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

Products

     Audio Architecture is business music programming designed to enhance a client's brand image. Our in-house staff of audio architects analyze a variety of music to develop and maintain 60 core music programs in 10 genres. Programs include current top-of-the-charts hits to jazz, classic rock, urban, country, Latin, classical music and others. Our audio architects change our music programs on a daily basis, incorporating newly released original artists' music recordings and drawing from our extensive music library. In designing our music programs, our audio architects use proprietary computer software that allows them to efficiently access the extensive library, avoid repeated songs and manage tempo and music variety to provide clients with high quality, seamlessly arranged programs. In addition, we offer individual music programs to clients who seek further customization beyond that offered by our core music programs. As of December 31, 2001, our owned operations provided our Audio Architecture product to approximately 179,500 client locations.

     Voice is telephone music and marketing on-hold as well as in-store messaging. Our Voice staff creates customized music and messages that allow clients' telephone systems to deliver targeted music and messaging during their customers' time on hold. In addition, they also provide customized in-store messages that allow our clients to deliver targeted music and messaging to support their in-store point of sale merchandising. Our fully integrated sound studios and editing and tape duplication facilities provide flexibility in responding to clients' needs. Our telephone and satellite delivery technologies allow us to expeditiously change our clients' music and messages. As of December 31, 2001, our owned operations provided our Voice product to approximately 48,000 client locations.

     In connection with the sale of our Audio Architecture and Voice products, we sell and lease various system-related products, principally sound systems. As part of a typical music programming contract, we provide music receiving or playback equipment to our client. Our business music clients generally purchase or lease audio equipment from us that supplements the music receiving or playback equipment.

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

     We offer drive-thru systems service. This service provides for the maintenance and repair of intercom systems, headsets and radio transmitters commonly used in drive-thru systems found at our quick service restaurant clients. We receive recurring monthly revenues for each client location typically under a five-year contract. We respond to our clients' repair calls which typically involve the repair of headsets. In most cases we are able to exchange the damaged headset for an operable headset which we send to our clients through overnight delivery. Our staff repairs the damaged item which then becomes available for future distribution to another client. We believe that quick turnaround is important to our clients as a significant portion of their revenues is derived from their drive-thru windows.

Nationwide Franchise Network

     We have a nationwide franchise network that currently divides the country into 162 affiliate territories, of which 52 are served by our owned operations and the remaining 110 are served by our independent franchisees.

Franchise Agreement Terms

     Our business relationships with our franchisees are governed by license agreements that have renewable ten-year terms. Under these agreements, the franchisee is granted an exclusive license to offer and sell our Audio Architecture and Voice products, as well as other products such as Dayparting and Weekparting. The franchisee is also permitted to use our registered trademarks within a defined territory which allows us to promote a uniform Muzak brand image nationally. The agreements also contain terms relating to distribution of services via our direct broadcast satellite distribution system and reciprocal exclusivity provisions which preclude franchisees from selling products which compete with our Audio Architecture and Voice products.

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

Distribution Systems

     We transmit our offerings through various mediums including direct broadcast satellite transmission, local broadcast transmission, audio and videotapes and compact discs. During 2001, we served our music client locations through the following means: approximately 78% through direct broadcast satellite transmission, approximately 12% through local broadcast technology, and approximately 10% through on-premises tapes or compact discs.

     Our transmissions via direct broadcast satellite to clients are primarily from transponders leased from Microspace and EchoStar Satellite Corporation ("EchoStar"). Microspace provides us with facilities for uplink transmission of medium-powered direct broadcast satellite signals to the transponders. Microspace, in turn, leases its transponder capacity on satellites operated by third parties. Such satellites include the Galaxy IIIR satellite operated by PanAmSat, through which a majority of our direct broadcast satellite client locations are served, and Telestar 4, operated by Loral Skynet. In January 2001, we contracted for transponder capacity on Telestar 4 in order to provide the signal for our recently introduced Encompass LE satellite receiver. The term of our transponder lease with Microspace for the Galaxy IIIR satellite ends in 2005 while the lease for Telestar 4 ends in 2017. Microspace can terminate its agreements with us immediately upon termination of its underlying agreements with PanAmSat and Loral Skynet. We regularly review the availability of alternate transponders.

         Since April 2001, the Galaxy IIIR satellite has been operating on its backup spacecraft control processor, following failure of its primary spacecraft processor. Galaxy IIIC is intended by PanAmSat to serve as the replacement for Galaxy IIIR. As of March 2002, PanAmSat estimated that Galaxy IIIC would launch in the second quarter of 2002 and commence service in the third quarter of 2002. Insurance that had been secured to cover increased costs in the event of a Galaxy IIIR satellite failure expired on December 31, 2001. We explored the availability of comparable coverage and concluded not to secure such coverage at this time given the cost and terms of such available coverage. However, the Company believes it will be able to secure comparable coverage once the Galaxy IIIC is launched in the third quarter of 2002.

         As part of our arrangements with EchoStar, we furnish 60 music channels to commercial subscribers and 52 of the 60 music channels to residential subscribers over EchoStar's satellite system. Pursuant to the agreements with EchoStar, EchoStar pays us a programming fee for each of its residential subscribers and pays us and our franchisees a commission for sales made by EchoStar or its agents to commercial subscribers in the respective territories. We pay EchoStar a fee for uplink transmission of music channels to our clients and we rent space at EchoStar's Cheyenne, Wyoming uplink facility. We also pay EchoStar a royalty and combined access fees on music programs sold by the Company which are distributed by EchoStar to commercial subscribers. The term of each of our agreements with EchoStar ends in 2010.

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

Competition

     We compete with many local, regional, national and international providers of business music and business services. National competitors include DMX Music, Inc. and Music Choice. In May 2001, Liberty Digital Inc., the parent company of DMX Music, announced the completion of the merger of AEI Music and DMX Music. As a result of this merger, we face a larger competitor than we have previously faced. Local and regional competitors are typically smaller entities that target businesses with few locations. We compete on the basis of service, the quality and variety of our music programs, versatility and flexibility, the availability of our non-music services and, to a lesser extent, price. Even though we are seldom the lowest-priced provider of business music in any territory, we believe that we can compete effectively on all these bases due to the widespread recognition of the Muzak name, our nationwide network, the quality and variety of our music programming, the talent of our audio architects and our multiple delivery systems. Some of our competitors may have substantially greater financial, technical, personnel and other resources than we do.

     There are numerous methods by which our existing and future competitors can deliver programming, including various forms of direct broadcast satellite services, wireless cable, fiber optic cable, digital compression over existing telephone lines, advanced television broadcast channels, Digital Audio Radio Service and the Internet. We cannot assure you that we will be able to:

   . compete successfully with our existing or potential new competitors,

   . maintain or increase our current market share,

   . use, or compete effectively with competitors that adopt new delivery methods and technologies, or

   . keep pace with discoveries or improvements in the communications, media and entertainment industries such that our existing technologies or delivery systems that we currently rely upon will not become obsolete.

Sales and Marketing

     We employ a direct sales process in marketing products, which is focused on securing new client contracts and renewing existing contracts. We seek to capitalize on the operating leverage of the business by increasing our client base. Once we obtain a new client, there are only minimal maintenance costs associated with that client. As a result, we continually try to increase not only our market share but also the market penetration of both business music and marketing on-hold and in-store messaging products. We publish targeted, industry specific marketing materials and conduct extensive training of our sales force. Client agreements typically have a non-cancelable term of five years and renew automatically for at least one additional five-year term unless specifically terminated at the initial contract expiration date. Repeat clients comprise the core of the account base. We have local and national sales forces. Local account executives typically focus on clients that have fewer than 50 locations, which may include individual franchisees of national chains.

     National Salesforce

     Our national sales group is responsible for securing new national accounts and maintaining our existing client base of national accounts. We have a total of seven account executives and sales managers focused exclusively on selling services to clients that have at least 50 locations in at least 4 territories. Each owned operation and franchisee, is responsible for installing, servicing, and billing the accounts within its territory.

     Local Salesforce

     As of December 31, 2001, we had a team of approximately 200 local sales account executives. Local account executives typically focus on clients that have fewer than 50 locations, which may include individual franchisees of national chains. For clients with more locations a national salesperson is available to assist the local account executive in securing the sale. Our local account executives are compensated on commission.

Music Licenses

     We license rights to re-record and distribute music from a variety of sources and pay royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), and the Society of European Stage Authors and Composers ("SESAC").

     The industry-wide agreement between business music providers and BMI expired in December 1993. Since this time we have been operating under an interim agreement pursuant to which we have continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. We are involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable to BMI. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to December 31, 2001, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. We are vigorously contesting BMI's assessment. We believe the eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. As of March 29, 2002, a trial date had not been set.

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

     In 2001, we paid approximately $8.0 million in royalties to ASCAP, BMI and to SESAC. Increases in the fees we must pay under these agreements could adversely affect our operating margin, and, therefore, our results of operations.

     In connection with ASCAP's periodic audit program, ASCAP conducted audits during 2001 of our license fee calculations in local sales offices and for national accounts. Based on those audits, ASCAP indicated that they believed our past license fee calculations were incorrect and additional license fees were due. We settled the discrepancy with respect to all sales offices and national accounts for all open audit periods prior to and including 2001 and paid such settlement in December 2001. In addition, we expect that our future license fees to ASCAP and BMI will be higher than in the past in light of the audit results. We also believe that we may be required to pay additional license fees, retroactively, to BMI as a result of our review of our license fee calculations.

     In October 1998 the Digital Millennium Copyright Act was enacted. The Act provides for a statutory license for digital copies granted from the copyright owner of the master recordings. Ephemeral copies refer to temporary copies of master sound recordings made to enable or facilitate the digital transmission of such recordings. The Digital Millennium Copyright Act did not specify the rate and terms of the license. As a result, the United States Copyright Office convened a Copyright Arbitration Royalty Panel to recommend an ephemeral royalty rate, and such Panel published a report that was released in February 2002.

     The Panel recommended an ephemeral royalty rate of ten percent (10%) of gross proceeds applicable to the use of ephemeral copies of copyrighted recordings. That recommendation is now subject to the review of the Librarian of Congress, who can either modify or adopt such recommendation. Upon publication of the Librarian's determination in the Federal Register, such determination may further be appealed to the United States Court of Appeals for the District of Columbia Circuit.

     Since a final determination has yet to be published by the Librarian of Congress and an appeal of any such final determination may arise after such publication, we cannot currently predict what the ultimate ephemeral royalty rate or license terms are likely to be. As a result, we cannot predict the extent of our exposure for retroactive royalty payments dating back to October 1998 under the Digital Millennium Copyright Act. However with respect to future revenue, we believe our exposure is minimal, as we believe our current satellite technologies do not require use of ephemeral copies. Nonetheless, there can be no assurances that the collective for the copyright owners, the Record Industry Association of America, will refrain from investigating or otherwise challenging the applicability of the statute to our satellite technologies.

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

Employees

     As of December 31, 2001, we had 1,347 full-time and 75 part-time employees. Approximately 139 of our technical and service personnel are union members. These personnel are located in 14 offices, 13 of which are represented by the International Brotherhood of Electrical Workers and one of which is represented by the Communication Workers of America. Of the 13 offices represented by the International Brotherhood of Electrical Workers, two offices are negotiating new contracts to replace contracts which expired on December 31, 2001.

     The contract with the International Brotherhood of Electrical Workers that covers our St. Louis, Missouri office expired on August 31, 2001. The International Brotherhood of Electrical Workers filed a charge in November 2001 with the National Labor Relations Board alleging that we failed and refused to bargain in good faith. While we denied the allegations and began formally responding to the charge, the eight technical and service personnel that are union members in the St. Louis office went on strike effective November 27, 2001. The strike ended on February 5, 2002. During the strike period, we used supervisors, subcontractors, and other employees to perform the service calls and installations that would otherwise be performed by the striking workers. We are using a federal mediator to aid in resolving the charge filed with the National Labor Relations Board and are in the process of negotiating a new contract. We believe that our relationship with those employees that were on strike has been good since the return to work.

     We otherwise believe that our relations with our employees and with the unions that represent them are generally good.

ITEM 2. PROPERTIES

     The Company leases its headquarters located at 3318 Lakemont Boulevard, Fort Mill, South Carolina. The telephone number of our headquarters is (803) 396-3000. Our headquarters consists of approximately 100,000 square feet which accommodates our executive offices, operations, national sales, marketing, technical, finance and administrative staffs, and a warehouse. We also have local sales offices in various locations, and lease space at two satellite uplink facilities in Raleigh, North Carolina and Cheyenne, Wyoming and warehouses in various locations. Approximately 95% of the total square footage of all of the Company's facilities is leased and the remainder is owned.

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

     During 2001, the Parent issued and repurchased its membership units in the following transactions:

     .    In May, the Parent issued:

          . 143.000 Class A Units to the principal shareholder of Sound of Music LTD in connection with this acquisition;

          .  In connection with the conversion of the sponsor notes:

             .  24,964.060 Class A Units to MEM Holdings LLC,

             .  7,322.471 Class A Units to AMFM Systems Inc,

             .  832.528 Class A Units to Banc of America Capital Investors I,
                LP,

             .  1,287.773 Class A Units to CMS Co-Investment Subpartnership,

             .  92.010 Class A Units to CMS Diversified Partners LP,

             . 312.198 Class A Units to Northwestern Mutual Life Insurance Company,

             .  624.396 Class A Units to New York Life Capital Partners L.P.,

     . In May, the Parent repurchased 66.000 Class A units from the principal shareholder of Mountainwest Audio Inc. in connection with the settlement of the final purchase price for this acquisition.

     . During 2001, the Parent issued 157 Class B-1 Units, 160 Class B-2 Units, and 161 Class B-3 Units to members of management.

     . During 2001, the Parent repurchased 918 Class B-1 Units, 921 Class B-2 Units, and 922 Class B-3 Units from members of management.


     All of such issuances were deemed exempt from registration under the Securities Act by virtue of Section 4 (2) thereof, as transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below is Selected Financial Data for the Company for the years ended December 31, 2001, 2000, 1999, and the period from October 7, 1998 to December 31, 1998 and for Audio Communications Network, Inc. (the "Predecessor Company") for the period from January 1, 1998 to October 6, 1998. The table should be read in conjunction with "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" and our consolidated financial statements included elsewhere in this report.

                                                                                                               | Predecessor Company
                                                                                                               | -------------------
                                                                                                 Period From   |      Period From
                                                                                               October 7, 1998 |    January 1, 1998
                                                  Year Ended      Year Ended       Year Ended       Through    |         Through
                                                 December 31,    December 31,     December 31,   December 31,  |        October 6,
                                                     2001            2000             1999           1998      |           1998
                                                     ----            ----             ----           ----      |           ----
Statement Of Operations Data:                                                                                  |
  Net Revenues (1)................................  $  203,361      $ 192,148        $ 130,016     $   5,914   |        $ 18,917
  Income (Loss) from Operations...................     (11,921)        (3,550)           2,723          (119)  |            (906)
  Interest expense................................      32,339         40,033           25,133         1,033   |           2,520
  Net Loss (2)....................................     (44,146)       (44,356)         (21,736)       (1,147)  |          (3,428)
Balance Sheet Data (At Period End):                                                                            |
  Total assets....................................  $  495,942      $ 537,363        $ 485,202     $  72,927   |        $ 43,854
  Intangible assets, net..........................     292,546        324,544          314,364        49,039   |          24,152
  Working Capital (deficit).......................        (491)        10,297          (10,253)      (41,676)  |          (1,726)
  Long-term debt, including current portion.......     305,059        320,032          338,114        42,677   |          34,589
Other Data:                                                                                                    |
  Capital expenditures for property and             $   41,476      $  43,638        $  28,708     $   1,308   |        $  3,538
  equipment.......................................                                                             |
  Cash flows provided by (used in) operations.....      38,035         (3,456)         (14,394)        1,167   |           1,593
  Cash flows used in investing activities (1).....     (42,908)       (90,109)        (336,911)      (68,336)  |          (3,538)
  Cash flows provided by financing activities.....       4,444         94,302          352,287        68,072   |           1,655
  EBITDA(3).......................................      63,266         57,720           39,437         1,569   |           3,472

------------
(1) ABRY Partners formed Audio Communications Network LLC in October 1998 to acquire 8 Muzak franchises from Audio Communication Network, Inc, (the "Predecessor Company"). In March 1999, Muzak Limited Partnership, the franchisor, was merged into Audio Communications Network LLC. In connection with the merger, Audio Communications Network LLC changed its name to Muzak LLC. After the merger, Muzak made one, 10, and 11 acquisitions during 2001, 2000, and 1999, respectively.
(2) Net loss for the year ended December 31, 2001 includes a $1.2 million charge related to a license fee audit and a charge of $0.7 million related to the postponed private placement of Senior Subordinated Notes.
(3) EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance, cash flow, or liquidity, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that EBITDA is a meaningful measure of performance and that it is commonly used in similar industries to analyze and compare companies on the basis of operating performance, leverage and liquidity, however, it is not necessarily comparable to similarly titled amounts of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     Muzak is the leading provider of business music programming in the United States based on market share. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming. Together with our franchisees, we have nationwide coverage and served an installed base of approximately 335,000 client locations as of December 31, 2001.

     For a typical Audio Architecture client generated by our owned operations, we make an initial one-time investment of approximately $1,190 (including equipment, installation labor, and sales commissions, net of installation fees) and currently generate approximately $45 of contribution (gross revenues less direct variable costs) per month per client location. This allows us to recover our investment within 26 months and generate a 56% annual return on investment per Audio Architecture client location, based on an average client relationship of 12 years.

     For a typical Voice client generated by our owned operations, we make an initial one-time investment of approximately $611 (including equipment, installation labor and sales commissions, net of installation fees) and currently generate approximately $45 of contribution (gross revenues less direct variable costs) per month per client location. This allows us to recover our investment within 14 months and generate a 132% annual return on investment per Voice client location based on a typical five-year contract term.

     For clients generated by our franchisees, we receive a net monthly fee of approximately $5 for each Audio Architecture client location and a fee for each program that we produce for a Voice client. The initial one-time investment for a new Audio Architecture or Voice client location generated by a franchisee is borne exclusively by the franchisee.

Revenues, Cost of Revenues, Expenses and New Client Investments

     Revenues from the sale of music and other business services represented 74.0% of our total revenue in 2001, while equipment and other services revenue represented the remaining 26.0% of our total revenue in 2001.

Revenues

     Our music and other business services revenue is generated from:

  . the sale of our core products, Audio Architecture and Voice, by our owned operations to clients who pay monthly subscription fees;

  . fees received from franchisees related to Audio Architecture, Voice and the servicing of drive-thru systems; and

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

New Client Investment

     The majority of our investments are comprised of our initial outlay for each new client location. We incur these costs only after receiving a signed contract from a client. Our typical initial one-time client installation investment per client location (including equipment, installation labor and sales commissions, net of installation fees) is approximately $1,190 and $611 per Audio Architecture and Voice client location, respectively. The cost of equipment installed at the client's premises is recorded within property and equipment and amortized over five years. In the event of a contract termination, we can typically recover and reuse the installed equipment. Sales commissions incurred in connection with acquiring new client locations are recorded within deferred charges and other assets, net and amortized as a component of selling, general and administrative expense over the initial contract term of five years. If a client's contract terminates early, the unamortized sales commission is typically recovered from the salesperson.

Critical Accounting Policies

     Muzak's discussion and analysis of its financial condition and results of operations are based upon Muzak's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Muzak to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and the financial condition. On an on-going basis, Muzak evaluates its estimates, including those related to bad debts, inventories, intangible assets, fixed assets and contingencies and litigation. Muzak bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions which could materially affect the finanial statements.

     Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments under their contracts. Management evaluates the credit risk and financial viability of the client to estimate the allowance. Although the Company does not believe that it has a concentration of risk in one industry or client, the deterioration in its clients financial condition, resulting in an impairment of its clients ability to make payments, may require additional allowances.

     Property and equipment. The Company has significant property and equipment on its balance sheet which is primarily comprised of equipment provided to subscribers and the labor associated with the installation of the equipment provided to subscribers. We periodically review our property and equipment for possible impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Such review is based on undiscounted cash flow analysis and Muzak reduces the assets to fair value when the carrying amount exceeds the undiscounted cash flows. The undiscounted cash flow analysis requires management to estimate future cash flows which includes assumptions regarding sales growth and associated costs. Additionally, the valuation and classification of these assets and the assignment of useful depreciable lives involves judgment and the use of estimates. Changes in business conditions, technology, or customer preferences could potentially require future adjustments to asset valuations.

     Intangible Assets. The Company has significant intangible assets on its balance sheet that include goodwill and other intangibles resulting from numerous acquisitions. The valuation and classification of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions. The Company's assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially require future adjustments to asset valuations.

     The adoption of statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002, will change our methodology for assessing goodwill impairments. We will complete the impairment testing required to determine if goodwill is impaired in 2002. A future decline in the fair market value of the associated intangibles due to a deterioration in general economic conditions may result in an impairment charge.

     Contingencies. The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. The Company reviews a claim and records a charge when it is both probable and can be reasonably estimated. The determination of when a claim is both probable and can be reasonably estimated is based upon numerous factors including information available, historical experience, and the advice of internal and external counsel. Management's evaluation of a claim may change based upon changes in these and other factors.

Results of Operations

     Set forth below are discussions of the results of operations for Muzak LLC for the periods indicated.

Muzak LLC- Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues. Revenues were $203.4 million and $192.1 million for the years ended December 31, 2001 and 2000, respectively, an increase of 5.8%. Music and other business services revenue increased $12.3 million, or 8.9% in 2001 as compared to the year ended December 31, 2000. The growth in music and other business services revenue is due to an increase in new client locations, offset by an 11.8% churn rate. The 2001 churn rate was higher than historical levels due to more bankruptcies and business closures in our client base. During 2001, we added, net of churn of both acquisition locations and locations obtained through our sales and marketing efforts, 12,450 Audio Architecture, 1,870 Voice, and 1,900 other locations. Equipment and related services revenue decreased $1.1 million, or 2.0% in 2001 as compared to 2000. This decrease is largely due to less capital spending associated with a reduction in new location store build outs among national clients, particularly within the retail sector.

     Cost of Revenues. Cost of revenues was $71.5 million and $68.8 million for the years ended December 31, 2001 and 2000, respectively, an increase of 4.0%. Cost of revenues as a percentage of revenues was 35.2% and 35.8% for the years ended December 31, 2001 and 2000, respectively. This improvement was primarily due to the leveraging of fixed costs over a larger client base, offset by additional fixed charges for transponder capacity on Telestar 4, as well as a charge taken in the fourth quarter of 2001 in connection with a license fee audit. In addition, decreased equipment and related services revenues, coupled with disruptions in our technician work force's ability to install new client locations in the days following September 11, 2001, resulted in lower equipment and related services margins.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $68.1 million and $63.8 million for the years ended December 31, 2001 and 2000, respectively. This increase is largely attributable to the amortization of sales commissions, a non-cash component of selling, general, and administrative expenses. Amortization of sales commissions was $9.5 million and $5.8 million for the years ended December 31, 2001 and 2000, respectively. This increase is directly related to the increase in music and other business services revenue since the merger. Excluding the amortization of sales commissions, selling, general, and administrative expenses as a percentage of revenues were 28.8% and 30.2% for the fiscal years ended December 31, 2001 and 2000, respectively. This improvement is attributable to the Company's continued focus on controlling expenses, including travel, salaries and other employee related expenses, telephone and other administrative expenses.

     Depreciation and Amortization Expense. Depreciation and amortization expense was $75.7 million and $63.1 million for the years ended December 31, 2001 and 2000, respectively, an increase of 19.9%. This increase is due to the increase in property and equipment in conjunction with the growth in the number of client locations generated by our sales force.

     Interest expense. Interest expense was $32.3 million and $40.0 million for the years ended December 31, 2001 and 2000, respectively, a decrease of 19.2%. This decrease is due to lower outstanding debt balances and lower interest rates during 2001 as well as to the conversion of the $27.0 million sponsor notes into equity in May 2001.

     Income tax benefit. Income tax benefit was $0.6 million and $1.1 million for the years ended December 31, 2001 and 2000, respectively, a decrease of 45.0%. Muzak is a limited liability company and is treated as a partnership for income tax purposes.

     Net loss. The combined effect of the foregoing resulted in a net loss of $44.1 million for the year ended December 31, 2001 as compared to a loss of $44.4 million for the comparable 2000 period.

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

     Revenues. Revenues were $192.1 million and $130.0 million for the years ended December 31, 2000 and 1999, respectively, an increase of 47.8%. The growth was attributable to Muzak's significant increase in both Voice and Audio Architecture clients resulting from the merger, acquisitions and internal growth, as well as the expansion of Muzak's drive-thru systems business. During 2000, through our sales and marketing efforts, we added, net of churn, 23,631 Audio Architecture, 7,777 Voice and 4,100 drive-thru client locations. During this same period, we added 11,685 Audio Architecture and 1,418 Voice client locations through acquisitions, net of churn.

     Cost of Revenues. Cost of revenues was $68.8 million and $48.3 million for the years ended December 31, 2000 and 1999, respectively, an increase of 42.3%. Cost of revenues as a percentage of revenues was 35.8% and 37.2% for the years ended December 31, 2000 and 1999, respectively. This improvement was primarily due to the leveraging of fixed costs over a larger client base resulting from the merger, acquisitions and internal growth and headcount reductions taken in the second half of 2000, offset by the $1.6 million charge recorded during 2000 in connection with the renegotiated EchoStar Agreement.

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

     Depreciation and Amortization Expense. Depreciation and amortization was $63.1 million and $36.5 million for the years ended December 31, 2000 and 1999, respectively, an increase of 73.0%. This increase is due to the growth in intangibles related to the acquisitions consummated in 1999 and 2000, along with the increase in property and equipment in conjunction with Muzak's significant growth in the number of client locations resulting from the merger, acquisitions and internal growth.

     Interest Expense. Interest expense was $40.0 million and $25.1 million for the years ended December 31, 2000 and 1999, respectively, an increase of 59.3%. The increase in interest expense during 2000 is due to Muzak's overall higher borrowing levels as well as an increase in interest rates throughout 2000.

     Income Tax Benefit. The income tax benefit was $1.1 million and $0.4 million for the years ended December 31, 2000 and 1999, respectively, an increase of 146%. Muzak is a limited liability company and is treated as a partnership for income tax purposes.

     Extraordinary loss. Muzak recognized an extraordinary loss of $1.4 million relating to the early redemption of the senior subordinated floating rate notes in October 2000.

     Net loss. The combined effect of the foregoing resulted in a net loss of $44.4 million for the year ended December 31, 2000, compared to a net loss of $21.7 million for the comparable 1999 period.

Liquidity and Capital Resources

     Sources and Uses. Our principal sources of funds have been cash generated from operations and borrowings under the senior credit facility. Our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest and principal payments on our indebtedness. During the year ended December 31, 2001, $38.0 million of cash was provided by our operating activities, $42.9 million of cash was used in investing activities, and $4.4 million of cash was provided by financing activities. The increase to $38.0 million in cash generated from operations during 2001 as compared to a use of cash from operations of $3.5 million in 2000 is due to our improvement in working capital balances as well as to lower interest rates on our indebtedness. The reduction of accounts receivable and inventory balances generated $15.4 million during 2001. Cash was primarily used during 2001 to make investments relating to new client locations and to make principal and interest payments on the senior credit facility.

     We expect that our principal sources of funds will continue to be cash flows from operations and borrowings under the senior credit facility. As of December 31, 2001, we had outstanding debt of $187.5 million under our senior credit facility, with additional available borrowings of up to $13.3 million. Based upon current and anticipated levels of operations, we believe that our cash flows from operations, combined with availability under the senior credit facility, will be adequate to meet our liquidity needs for the foreseeable future. We are continuing our efforts to reduce accounts receivable and inventory balances, while implementing additional cost-saving initiatives. Overall, Muzak's business plan anticipates continued growth in new client locations and operational improvements. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control.

     In March 2002, the Company amended its senior credit facility to increase its aggregate revolving loan commitment under the Senior Credit Facility by $20.0 million, for a total commitment of $55.0 million and to modify certain financial covenants for 2002 and 2003. The senior credit facility contains restrictive covenants which are customary for such facilities. Also, the Company obtained a waiver for violating the capital expenditures covenant for the year ended December 31, 2001.

     Capital Investments. The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the year ended December 31, 2001, our total initial investment in new client locations was $51.3 million which was comprised of equipment and installation costs attributable to new client locations of $34.9 million and $16.4 million in sales commissions (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The sales commissions are capitalized in deferred charges and other assets, net and are amortized as a component of selling, general and administrative expenses over the initial contract term of five years. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

     We also invest in property and equipment to be used at our headquarters and within our owned operations. Our investment for such property and equipment for 2001 was approximately $3.5 million, consisting of system upgrades, furniture and fixtures, computers, and equipment to replenish the equipment exchange pool relating to our drive-thru systems client locations. In addition, during 2001, we incurred equipment and installation costs of $3.0 million relating to approximately 6,000 conversions from local broadcast technology to direct broadcast satellite transmission for existing client locations. We re-used existing receivers for the majority of these conversions, but incurred installation costs and costs associated with procuring satellite dishes.

     We currently anticipate that our total initial investment in new client locations during 2002 will be approximately $52.0 million including $36.0 million of equipment and installation costs attributable to new client locations, and $16.0 million in sales commissions relating to new client locations. The Company is focused on reducing the initial investment associated with new client locations through the re-use of equipment and efficiencies gained from vendor consolidation and labor management. In addition, we anticipate our investment in property and equipment to be used at headquarters, equipment for use in the exchange pool for servicing drive-thru systems client locations, and equipment for conversions will be approximately $3.0 million. The decrease from $6.5 million in 2001 for similiar investments to our expected investment of $3.0 million in 2002 is largely due to our belief that the level of conversions experienced in 2001 will not continue for 2002.

     Contractual Obligations. The following table summarizes contractual obligations and commitments at December 31, 2001 (in thousands).

                                                                 Payments due by period
                                              -----------------------------------------------------------

                                                1 year    2-3 years   4-5 years After 5 years     Total
                                              -----------------------------------------------------------
Long-term debt.........................       $   6,775   $  35,597   $ 145,932  $   116,755   $  305,059
Capital lease obligations..............           2,581       2,479         622           --        5,682
Operating leases.......................           9,030      16,046       8,060       22,502       55,638
Unconditional purchase obligations.....           7,872      13,764      10,739           --       32,375
                                              ---------   ---------   ---------  -----------   ----------
Total contractual cash obligations.....       $  26,258   $  67,886   $ 165,353  $   139,257   $  398,754
                                              =========   =========   =========  ===========   ==========

     Debt Maturities. The senior credit facility provides for mandatory prepayments with net cash proceeds of certain asset sales, net cash proceeds of permitted debt issuances, and net cash proceeds from insurance recovery and condemnation events; the senior credit facility requires annual excess cash repayments. We did not have such excess cash repayment during 2001 and do not expect to be required to make an annual excess cash repayment in 2002. The 9 7/8% senior subordinated notes mature in March 2009. The indenture governing the 9 7/8% senior subordinated notes provides that in the event of certain asset dispositions, Muzak must apply net proceeds first to repay senior indebtedness. To the extent the net proceeds have not been applied within 360 days from the asset disposition to an investment in capital expenditures or other long term tangible assets used in the business, and to the extent the remaining net proceeds exceed $10.0 million, we must make an offer to purchase outstanding 9 7/8% senior subordinated notes at 100% of their principal amount plus accrued interest. Muzak must also make an offer to purchase outstanding 9 7/8% senior subordinated notes at 101% of their principal amount plus accrued and unpaid interest if a change in control of Muzak occurs.

     Sensitivity to Interest Rate Changes. Due to the variable interest rates under the senior credit facility, we are sensitive to changes in interest rates. Accordingly, in April 1999, we entered into a four year interest rate swap agreement in which we effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 5.59% fixed rate debt. We terminated this agreement on January 28, 2000 and in exchange received approximately $4.4 million. The proceeds are being recorded as an adjustment to interest expense over the term of the new interest rate swap agreement. On January 28, 2000, we entered into a new interest rate swap agreement in which we effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 7.04% fixed rate debt. The interest rate swap agreement terminates on April 19, 2002. A 0.5% increase in each of LIBOR and the Alternate Base Rate (2.39% and 4.75% respectively, at December 31, 2001) would impact interest costs by approximately $0.4 million annually on the senior credit facility. We expect to enter into a new swap agreement in April 2002 as our senior credit facility requires that we maintain a swap agreement for 50% of the outstanding balance of the senior credit facility in order to limit our interest rate exposure.

Related party transactions

     On March 15, 2002, Muzak borrowed $10.0 million from MEM Holdings in the form of junior subordinated unsecured notes, which we refer to as the sponsor notes. MEM Holdings is a holding company that owns 64.2% of the voting membership interests in the Parent. ABRY Broadcast Partners III, L.P. and ABRY Broadcast Partners II, L.P. are the beneficial owners of MEM Holdings.

     The sponsor notes accrue interest at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 will bear interest at 15% per annum until such interest is paid or extinguished. The sponsor notes are junior and subordinate to payments for the Senior Credit Facility and the Senior Subordinated Notes. At any time, the sponsor notes may be converted into class A-2 units of the Parent at the direction of MEM Holdings. If the sponsor notes have not been repaid in full as of September 15, 2003, the sponsor notes will automatically be converted into class A-2 units of the Parent.

     During October 1998, the Company entered into a Management and Consulting Services Agreement, as amended and restated as of March 18, 1999 ("Management Agreement") with ABRY Partners which provides that Muzak will pay a management fee as defined in the Management Agreement. During both 2001 and 2000, Muzak incurred fees of $0.3 million under this agreement. There were no fees incurred under the agreement during 1999. Either Muzak or ABRY Partners, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other.

     As of December 31, 2001, the Parent has obligations of $56.8 million of senior discount notes and manditorily redeemable preferred units ("preferred units") of $92.3 million. These obligations are not reflected in the Company's accompanying balance sheets or income statements as the Company has no pledge of assets nor guarantee that provides security for the Parent's obligations. Cash interest on the senior discount notes does not accrue until March 15, 2004. Thereafter, cash interest on the senior discount notes will accrue at a rate of 13% per annum and will be payable in arrears on March 15 and September 15 of each year, commencing on September 15, 2004. The preferred units accrue a preferential return of 15% per annum, which is compounded quarterly. The preferential return is payable in kind through October 2005, and thereafter the 15% preferential return will be payable in cash or in kind at the Parent's option. The Parent does not have any operations or assets other than its ownership of Muzak. Accordingly, the Parent is dependent on distributions from the Company in order to pay interest beginning in 2004 as discussed above. The Company's senior credit facility and senior subordinated notes indenture impose restrictions on its ability to make distributions to the Parent. The senior credit facility and the senior subordinated notes indenture permit the Company to make payments and distributions to the Parent after September 15, 2004 in an amount sufficient to permit the Parent to make cash interest payments when due, however the senior credit facility requires that certain financial covenant levels be met in order to make such distributions.

Seasonality

     Muzak historically has experienced slight seasonality in its equipment and related services revenues and costs of revenues resulting primarily from a significant retail client base which constructs and opens new retail stores in time for the fourth quarter holiday season. Accordingly, Muzak experiences higher equipment and related services revenues and costs of revenues in the third and fourth quarters, as opposed to the first half of the year, as a result of the installation and servicing of these new retail locations. However, this seasonality was less of a factor during 2001 due to less capital spending associated with a reduction in new location store build outs among national clients, particularly within the retail sector. We are projecting that 2002 equipment and related services revenue will be consistent with 2001 levels.

Inflation and Changing Prices

     We do not believe that inflation and other changing prices have had a significant impact on our operations.

Recently Issued Accounting Standards

     Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement
 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement retains the requirements of SFAS
No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. However, this standard removes goodwill from its scope and revises the approach for evaluating impairment. The Company is evaluating the impact of the adoption of SFAS No. 144, but does not expect that implementation of this standard will have a significant financial impact. This statement is effective beginning January 1, 2002.

     Accounting for Asset Retirement Obligations

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated legal obligations of such asset retirement costs. The Company does not expect that implementation of this standard will have a significant financial impact. This Statement is effective beginning January 1, 2003.

     Business Combinations and Goodwill and Other Intangible Assets

    In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations". The provisions of SFAS No. 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (iii) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supercedes APB 17, "Intangible Assets" and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing the potential future impairments of goodwill, and (iv) remove the 40 year limitation on the amortization period of intangible assets that have finite lives.

     The provisions of SFAS No. 142 will be adopted by the Company on January 1, 2002. The Company is in the process of preparing for its adoption of SFAS No.
142. In connection with the adoption of SFAS No. 142, the Company expects to reclassify other intangibles of $6.4 million related to trained workforce to goodwill. In addition, the Company expects that it will no longer record approximately $9.5 million annually of amortization relating to its existing goodwill and indefinite lived intangibles, as adjusted for the reclassification referred to above. The Company is also in the process of evaluating the useful lives of its existing intangible assets and anticipates that changes in the useful lives, if any, will not have a material impact on the results of its operations.

     SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, the Company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (also measured as of the beginning of the fiscal year in year of transition), if any, and must be completed by the end of the Company's 2002 fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process that compares the fair value to the carrying amount of the assets as of the beginning of the fiscal year, and pursuant to the requirements of SFAS No. 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests in 2002 will be reflected as the cumulative effect of a change in accounting principle. The Company has not yet determined what effect these impairment tests, or what additional effects the adoption of SFAS No. 141 and SFAS No. 142, will have on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

     Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. The interest rate exposure for our variable rate debt obligations is currently indexed to LIBOR of one, two, or three months as selected by us, or the Alternate Base Rate. We use interest rate swap agreements to modify our exposure to interest rate movements and to reduce borrowing rates. See "Sensitivity to Interest Rate Changes" for a description of the Company's interest rate swap.

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


                                                                                                                      Fair
                                               Expected Maturity Date                                                 Value
                                               ----------------------                                              December 31,
                                   2002       2003        2004       2005       2006      Thereafter     Total        2001
                                   ----       ----        ----       ----       ----      ----------     -----        ----
DEBT:
Fixed rate ($US).............   $     82     $  412     $    93    $   102     $   108     $116,755    $117,552      $103,757
Average interest rate........       9.87%      9.87%       9.87%      9.87%       9.87%        9.87%
Variable rate ($US)..........   $  6,693     $7,443     $27,649    $64,131     $81,591                 $187,507      $187,507
Average interest rate........       7.11%      9.29%      10.10%     10.42%      11.10%
INTEREST RATE DERIVATIVES:
Variable to fixed swap
   ($US).....................   $100,000                                                                             $ (2,455)

Average pay rate.............      7.042%
Average receive rate.........       1.77%

The interest rate swap agreement terminates on April 19, 2002. We expect to enter into a new swap agreement on April 20, 2002 as our senior credit facility requires that we maintain a swap agreement to limit our interest rate exposure. The average pay rate reflected in the table above is the pay rate on the existing swap agreement. We can not predict what the pay rate will be under the new swap agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See index in Item 14 of this annual report on Form 10-K. Quarterly information (unaudited) is presented in a footnote to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company is a wholly owned subsidiary of the Parent. The Parent is a limited liability company whose affairs are governed by a Board of Directors. The following table sets forth information about the directors of the Parent and the executive officers of the Company as of December 31, 2001. Each of the persons identified below as a director is currently a director of the Parent. Mr. Yudkoff is the sole director of the Company. The election of directors is subject to the terms of the Members Agreement and Securityholders Agreement and are described below under "Item 13. Certain Relationships and Related Transactions."

     Name                        Age    Position and Offices
     ----                        ---    --------------------
     William A. Boyd              60    Director and Chief Executive Officer

     Stephen P. Villa             38    Director, Chief Operating Officer, Chief Financial Officer and Treasurer

     Steven M. Tracy              51    Senior Vice President, Owned Operations

     David M. Moore               38    Senior Vice President, Technical Operations

     Michael F. Zendan II         38    General Counsel, Vice President and Assistant Secretary

     Peni A. Garber               38    Director, Vice President and Secretary

     David W. Unger               44    Director

     Royce G. Yudkoff             45    Director and Vice President

     Andrew Banks                 46    Director

     Juliana F. Hill              32    Director

     Randall T. Mays              36    Director

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

     Stephen P. Villa has been a Director and our Chief Operating Officer since October 2001 and has been Muzak's Chief Financial Officer since September 2000. He served as the Chief Financial Officer and Treasurer of Frisby Technologies, Inc., from April 1998 to September 2000. From January 1997 to March 1998, Mr. Villa was the controller of Harman Consumer Group, an operating company of Harman International, Inc., which sells consumer electronic products. From September 1986 through January 1997, Mr. Villa held numerous positions with Price Waterhouse LLP in their New York and Paris offices. Mr. Villa's last position with Price Waterhouse LLP was audit senior manager.

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

     Michael F. Zendan II has been the Company's Vice President and General Counsel since October 1999. From 1996 to October 1999, Mr. Zendan was Assistant General Counsel (Aerospace) and Assistant Secretary for Coltec Industries Inc., and was Assistant General Counsel (Industrial) for Coltec Industries Inc. from 1994-1996, and served as Attorney and Senior Attorney for Coltec Industries Inc. from 1992-1994. From 1988-1992, he served as an Associate at Pepe & Hazard.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and the Company's four most highly compensated executive officers, at December 31, 2001, for services in all capacities to the Company.

                           Summary Compensation Table

                                                                                                   Long Term
                                                                Annual Compensation              Compensation
                                                                -------------------              ------------
                                                                                                  Restricted      All Other
                                                                                  Other Annual       Stock       Compensation
       Name and Principal Position          Year     Salary ($)     Bonus ($)   Compensation ($)  Awards ($)        ($)(a)
       ---------------------------          ----     ----------     ---------   ----------------  ----------        ------
William A. Boyd (b) .....................   2001       300,023             --          42,000             --          2,908
   Chief Executive Officer                  2000       300,034             --          42,000             --          2,700
                                            1999       237,527        358,000          35,000         27,417          2,625

Joseph A. Koff (c) ......................   2001       249,990             --          17,542             --          2,769
   Former President and Chief Operating     2000       179,967             --          25,725         44,025          2,800
   Officer                                  1999        62,026         37,500              --             --      1,000,000 (d)

Stephen P. Villa (e) ....................   2001       149,995         25,000              --             57         28,300 (f)
   Chief Operating Officer and              2000        50,000             --              --         15,386            900
   Chief Financial Officer

Steven M. Tracy (g) .....................   2001       164,995             --           6,000             --          5,940
   Senior Vice President, Owned             2000       160,000         45,000           6,000             --          6,300
   Operations                               1999       118,750             --           5,000          6,256          4,156

David M. Moore (h) ......................   2001       119,995             --              --            176          4,320
   Senior Vice President, Technical         2000       115,000         35,000              --             --          5,400
   Operations                               1999        89,118         35,000              --          2,496          2,077

Michael F. Zendan II (i) ................   2001       117,304             --              --             --          4,223
   Vice President and General Counsel       2000       115,000         15,000              --          3,400          4,680
                                            1999        23,958             --              --             --             --

-------------
(a) Consists of contributions by the Company to a defined contribution 401(k) plan.
(b) Bonus amount includes $358,000 of retention bonus in connection with the merger. Other Annual Compensation consists of a housing allowance of $36,000, $36,000 and $30,000 and a car allowance of $6,000, $6,000 and
     $5,000 in 2001, 2000, and 1999, respectively. Aggregate restricted stock holdings were 898 shares, with a value on December 31, 2001 of $18,086. 57.2% of the restricted stock award was vested on March 17, 2002. The remainder is to vest 14.3% each on March 17, 2003, and March 17, 2004. After March 17, 2004, the restricted stock holdings are 100% vested.
(c) Mr. Koff resigned in October 2001. He was President of Audio Communications Network from August 28, 1998 through March 18, 1999, the date of the merger. He separated from employment with Audio Communications Network on March 31, 1999 and was re-hired by Muzak on April 23, 2000. Other annual compensation for 2001 and 2000 consists of a housing allowance of $9,750 and $20,816 and a car allowance of $7,792 and $4,909, respectively. Aggregated restricted stock holdings were 352.2 shares (which were vested prior to Mr. Koff's resignation in October 2001 and are held in trusts for the benefit of Mr. Koff's children) with a value on December 31, 2001 of $7,094. In connection with Mr. Koff's change in employment status, the Company repurchased the unvested restricted stock in October 2001. Mr. Koff is providing executive consultation services to the Company through October 31, 2002. For these services for the period October 2001 through December 31, 2001, the Company paid Mr. Koff $74,353 in salary, $5,100 for a housing allowance, and $1,948 for a car allowance, the amounts of which are included in the table above.
(d) Consists of a payment to Mr. Koff in April of 1999 in connection with a non-competition agreement.
(e) Has served as Chief Operating Officer since October 2001 and as Chief Financial Officer since September 2000. Aggregated restricted stock holdings were 351 shares, with a value on December 31, 2001 of $7,069. The vesting schedule of 294 shares of the restricted stock holdings is as follows: one-fifth vested on September 27, 2001, with the remainder vesting in four additional installments of 58.8 shares each on September 27, 2002, September 27, 2003, September 27, 2004, and September 27, 2005. The vesting schedule for the remaining 57 shares of the restricted stock holdings is as follows: one-fifth of the restricted stock award vested on January 1, 2002. The remainder is to vest in four additional installments of 11.4 shares each on January 1, 2003, January 1, 2004, January 1, 2005, and January 1, 2006.
(f) Consists of contributions by the Company to a defined contribution plan of $6,300 and relocation expenses of $22,000.

(g) Other Annual Compensation consists of a car allowance of $6,000, $6,000 and $5,000 in 2001, 2000, and 1999, respectively. Aggregated restricted stock holdings were 439 shares, with a value on December 31, 2001 of $8,842. Three-fifths of the restricted stock award vested on March 18, 2002. The remainder is to vest in two additional installments of 87.80 shares each on March 18, 2003 and March 18, 2004.
(h) Aggregated restricted stock holdings were 351 shares, with a value on December 31, 2001 of $7,069. The vesting schedule of 175 shares of the restricted stock holdings is as follows: three-fifths of the restricted stock award vested on March 18, 2002, with the remainder vesting in two additional installments of 35 shares each on march 18, 2003, and March 18, 2004. The vesting schedule for the remaining 176 shares of the restricted stock holdings is as follows: one fifth of the restricted stock award vested on January 1, 2002. The remainder is to vest in four additional installments of 44 shares each on January 1, 2003, January 1, 2004, January 1, 2005, and January 1, 2006.
(i) Joined the Company on October 18, 1999. Aggregated restricted stock holdings were 136 shares, with a value on December 31, 2001 of $2,739. One fifth of the restricted stock award vested on June 21, 2001. The remainder is to vest in four additional installments of 27.2 shares on June 21, 2002, June 21, 2003, June 21, 2004 and June 21, 2005.

Voting and Terms of Office

     Pursuant to the Amended and Restated Limited Liability Company Agreement of the Parent, each director of the Parent is designated as either a "Class A Director" or a "Class B Director." Each Class A Director is entitled to three votes and each Class B Director is entitled to one vote. Any decisions to be made by the Board of Directors requires the approval of a majority of the votes of the Board of Directors. The authorized number of each class of directors is three Class A Directors, Messrs. Banks and Yudkoff and Ms. Garber, and five Class B Directors, Messrs. Boyd, Villa, Unger and Mays and Ms. Hill. The number of directors may be increased or decreased by the Board of Directors. Directors hold office until their respective successors are elected and qualified or until their earlier death, resignation or removal.

Management Employment Agreements

     William A. Boyd. Pursuant to the amended and restated employment agreement dated as of March 16, 2001 by and among Mr. Boyd, the Company and the Parent, the Company agreed to employ Mr. Boyd as Chief Executive Officer until his resignation, death, disability or termination of employment. Under the employment agreement, Mr. Boyd is:

     . entitled to a minimum base salary of $300,000, with a 5% annual increase,

     . eligible for a bonus, as determined by the Board of Directors of the Parent,

     . prohibited from competing with the Company during the term of his employment period and for a period of twenty-four months thereafter; and

     . prohibited from disclosing any confidential information gained during his employment period.

If the Company terminates Mr. Boyd's employment without "cause," Mr. Boyd will be entitled to receive his base salary for a period of one year thereafter.

     Other Executive Officers. Each of Messrs. Tracy, Zendan, Moore, and Villa is a party to an employment agreement with the Company, the terms of which are the same in all material respects. Each agreement may be terminated at any time by either party. Under the agreements, the executive is:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Parent owns all of the membership units of the Company. The following table sets forth information regarding the beneficial ownership of the Class A and Class A-1 units of the Parent, which are the only outstanding membership interests in the Parent with voting rights, as of March 29, 2002, by:

     . holders having beneficial ownership of more than 5% of the voting equity interest of the Parent;

     .  each director of the Parent;

     . each of the Company's executive officers shown in the summary compensation table; and

     .  all directors and executive officers as a group.

                                                                                                              Beneficial
                                                                                                             Ownership(a)
                                                                                                             ------------
    Beneficial Owner                                                                                      Number   Percentage
    ----------------                                                                                      ------   ----------
MEM Holdings, LLC(b) .................................................................................    84,991        64.2%
   111 Huntington Avenue, 30th floor
   Boston, MA 02199
AMFM Systems Inc.(c) .................................................................................    27,233        20.6%
   200 East Basse Road
   San Antonio, Texas 78209
William A. Boyd ......................................................................................     1,323         1.0%
Stephen P. Villa .....................................................................................        --         *
Steven M. Tracy ......................................................................................       143         *
Michael F. Zendan II .................................................................................        --         *
David M. Moore .......................................................................................        --         *
Andrew Banks .........................................................................................        --         *
Peni A. Garber .......................................................................................        --         *
Juliana F. Hill ......................................................................................        --         *
Randall T. Mays ......................................................................................        --         *
David W. Unger .......................................................................................     1,255         1.0%
Royce G. Yudkoff(d) ..................................................................................    84,991        64.2%
All directors of the Parent and executive officers of the Company as a group (11
   persons) ..........................................................................................    87,712        66.2%

------------
 *   Less than 1%
(a) "Beneficial ownership" generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, the Company believes that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.
(b) MEM Holdings, LLC is controlled by ABRY Broadcast Partners II, L.P. and ABRY Broadcast Partners III, L.P., both of which are affiliates of ABRY Partners.
(c)  AMFM Systems Inc. is owned by Clear Channel Communications, Inc.
(d) Mr. Yudkoff is the sole owner of the equity interests of ABRY Holdings III, Inc., the general partner of ABRY Equity Investors, L.P., the general partner of ABRY Broadcast Partners III. Mr. Yudkoff is also the sole owner of ABRY Holdings, Inc., the general partner of ABRY Capital, L.P., which is the general partner of ABRY Broadcast Partners II. As a result, Mr. Yudkoff may be deemed to beneficially own the shares owned by ABRY Broadcast Partners III, and ABRY Broadcast Partners II, which are the beneficial owners of MEM Holdings. The address of Mr. Yudkoff is the address of MEM Holdings.


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

     . "drag along" sale rights exercisable by the Board of Directors of the Parent and holders of a majority of the then outstanding class A units in the event of an Approved Company Sale, as defined in the Members Agreement;

     .  preemptive rights;

     . restrictions on transfers of membership interests by Mr. Unger, Mr. Koff, Mr. Boyd, Music Holdings Corp., CMS Co-Investment Subpartnership, CMS Diversified Partners, L.P. and Stephen Jones and its permitted transferees; and

     . rights to first refusal exercisable by MEM Holdings, Mr. Unger, Mr. Koff, Mr. Boyd and the Company on any transfer by Music Holdings Corp.

     The voting restrictions will terminate with respect to Mr. Unger upon the first to occur of an Approved Company Sale or a specified liquidity event with respect to Mr. Unger's class A units, and with respect to Mr. Boyd upon the earlier of an Approved Company Sale and the date on which he ceases to serve as the CEO of the Parent or the Company. The co-sale, drag along, transfer restrictions and rights of first refusal will terminate upon consummation of the first to occur of a Qualified Public Offering, as defined in the Members Agreement, or an Approved Company Sale.

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

Registration Agreement

     The Parent, MEM Holdings, Mr. Koff, Mr. Boyd, Mr. Unger, Music Holdings Corp., AMFM Systems, Inc, and other investors are parties to a Second Amended and Restated Registration Agreement dated as of October 18, 2000. Pursuant to this Registration Agreement, the holders of a majority of the ABRY Registrable Securities, as defined in the Registration Agreement, may request a demand registration under the Securities Act of all or any portion of the ABRY Registrable Securities:

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

ABRY Partners Management and Consulting Services Agreement

     Pursuant to an Amended and Restated Management and Consulting Services Agreement between ABRY Partners and the Company dated March 18, 1999, ABRY Partners is entitled to a management fee when, and if, it provides advisory and management consulting services to the Company. During both 2001 and 2000, Muzak incurred fees of $0.3 million under this agreement. There were no fees incurred during 1999. Either ABRY Partners or the Company, with the approval of the Board of Directors of the Parent, may terminate the Management Agreement by prior written notice to the other.

Related Party Debt

     On March 15, 2002, Muzak borrowed $10.0 million from MEM Holdings in the form of junior subordinated unsecured notes, which we refer to as the sponsor notes. MEM Holdings is a holding company that owns 64.2% of the voting membership interests in the Parent. ABRY Broadcast Partners III, L.P. and ABRY Broadcast Partners II, L.P. are the beneficial owners of MEM Holdings.

     The sponsor notes accrue interest at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 will bear interest at 15% per annum until such interest is paid or extinguished. The sponsor notes are junior and subordinate to payments for the Senior Credit Facility and the Senior Subordinated Notes. At any time, the sponsor notes may be converted into class A-2 units of the Parent. If the sponsor notes, have not been repaid in full as of September 15, 2003, the sponsor notes will automatically be converted into class A-2 units of the Parent.

     From July 1, 1999 through November 24, 1999, the Company borrowed an aggregate amount of $30.0 million from MEM Holdings in the form of sponsor notes. We repaid $3.0 million of the sponsor note with the proceeds received from an equity contribution from the Parent following its preferred membership unit offering in October 2000. The remaining $27.0 million, plus $6.7 million of accrued interest, was converted into Class A units of the Parent in May 2001.

Family Relationships

     William Boyd, the Company's Chief Executive Officer, is the father of Robert Boyd, the Company's Vice President and General Manager of Audio Marketing. Robert Boyd earned over $60,000 during 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

                                                                           Page
                                                                          Number
                                                                          ------
MUZAK LLC
Report of Independent Accountants ........................................   F-1
Consolidated Balance Sheets at December 31, 2001 and 2000 ................   F-2
Consolidated Statements of Operations for the years ended
   December 31, 2001, 2000 and 1999 ......................................   F-3
Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999 ......................................   F-4
Consolidated Statements of Changes in Member's Interest and
   Comprehensive Loss for the years ended December 31, 2001,
   2000 and 1999 .........................................................   F-5
Notes to Consolidated Financial Statements ...............................   F-6
MUZAK HOLDINGS, LLC
Report of Independent Accountants ........................................  F-17
Consolidated Balance Sheets at December 31, 2001 and 2000 ................  F-18
Consolidated Statements of Operations for the years ended
   December 31, 2001, 2000 and 1999 ......................................  F-19
Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999 ......................................  F-20
Consolidated Statement of Changes in Members' Interest and
   Comprehensive Loss for  the fiscal years ended December 31, 2001,
   2000 and 1999 .........................................................  F-21
Notes to Consolidated Financial Statements ...............................  F-22

     (a)(2) Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts for each of the
                   three years in the period ending December 31, 2001        S-1


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

  3.3 Certificate of Merger merging Muzak Limited Partnership into Audio Communications Network, LLC. (1)

  3.4       Certificate of Incorporation of Muzak Finance Corp. (1)

  3.5       Certificate of Incorporation of Muzak, Inc. (1)

  3.6       First Amendment to Certificate of Incorporation of Muzak, Inc. (1)

  3.7       Certificate of Formation of MLP Environmental Music, LLC. (1)

 Exhibit
  Number                                Description
 -------                                -----------

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

  3.20      Certificate of Formation of BI Acquisition, LLC. (1)

  3.21 Limited Liability Agreement of BI Acquisition, LLC dated as of August 18, 1999. (1)

  3.22      Certificate of Incorporation of ACN Holdings, Inc. (2)

  3.23 Certificate of Amendment of Certificate of Incorporation of ACN Holdings, Inc. (2)

  3.24      By-laws of ACN Holdings, Inc. (2)

  3.25 Fourth Amended and Restated Limited Liability Agreement of Muzak Holdings LLC dated as of March 15, 2002.

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

  4.2       Form of 9 7/8% Senior Subordinated Notes due 2009 (included in
            Exhibit 4.1 above as Exhibit A). (1)

  4.3 Registration Rights Agreement, dated as of March 18, 1999 by and among Muzak LLC and Muzak Finance Corp., the Guarantors named therein and CIBC Oppenheimer Corp. and Goldman, Sachs & Co., as Initial Purchasers. (1)

  4.4 Purchase Agreement, dated March 12, 1999 by and among Audio Communications Network, LLC and Muzak Finance Corp., the Guarantors named therein and CIBC Oppenheimer Corp. and Goldman, Sachs & Co., as Initial Purchasers. (1)

  4.5 Supplemental Indenture, dated as of August 30, 1999 by and among Muzak LLC, Muzak Finance Corp., Muzak Capital Corporation, MLP Environmental Music, LLC, Business Sound, Inc., Muzak Holdings LLC and BI Acquisition, LLC, as Guarantors and State Street Bank and Trust Company, as Trustee. (1)

  4.6 Indenture, dated as of March 18, 1999 by and among Muzak Holdings LLC and Muzak Holdings Finance Corp., as Issuers and State Street Bank and Trust Company, as Trustee. (2)

  4.7       Form of Series A 13% Senior Discount Notes due 2010 (included in
            Exhibit 4.1 above as Exhibit A). (2)

  4.8 Registration Rights Agreement, dated as of March 18, 1999, Muzak Holdings, LLC and Muzak Holdings Finance Corp., and Issuers and CIBC Oppenheimer Corp. and Goldman, Sachs & Co. as Initial Purchasers.
            (2)

 Exhibit
  Number                                    Description
 -------                                    -----------

  4.9 Purchase Agreement, dated as of March 12, 1999, by and among ACN Holdings, LLC and Muzak Holdings Finance Corp., as Issuers and CIBC Oppenheimer Corp. and Goldman, Sachs & Co. as Initial Purchasers.
            (2)

  4.10      Muzak LLC 15% Junior Unsecured Promissory Note due 2007. (1)

  4.11      Muzak LLC 15% Junior Unsecured Promissory Note due 2007. (4)

  4.12      Muzak LLC 15% Junior Unsecured Promissory Note due 2007. (4)

  4.13 Supplemental Indenture, dated as of February 24, 2000 by and among Telephone Audio Productions, Inc., Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Senior Subordinated Notes). (5)

  4.14 Supplemental Indenture, dated as of March 24, 2000 by and among Vortex Sound Communications Company, Inc., Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Senior Subordinated Notes). (5)

  4.15 Supplemental Indenture, dated as of March 31, 2000 by and among Music Incorporated, Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Senior Subordinated Notes). (5)

  4.16 Supplemental Indenture, dated as of March 31, 2000 by and among Muzak Houston, Inc., Muzak LLC, and subsidiaries, as Guarantors and State Street Bank and Trust Company, as Trustee (Senior Subordinated Notes). (5)

  4.17      Muzak LLC 15% Junior Unsecured Promissory Note due 2007.

  10.1 Credit and Guaranty Agreement, dated as of March 18, 1999 among Audio Communications Network, LLC, as Borrower, Muzak Holdings LLC and certain subsidiaries of Audio Communications Network, LLC, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as Syndication Agent, Canadian Imperial Bank of Commerce, as Administrative Agent and Goldman Sachs Credit Partners L.P. and CIBC Oppenheimer Corp. as Co-Lead Arrangers. (1)

  10.2 Pledge and Security Agreement, dated as of March 18, 1999, among Audio Communications Network, LLC, Muzak Holdings LLC, and certain present and future domestic subsidiaries of Audio Communications Network, LLC, as Guarantors, and Canadian Imperial Bank of Commerce, as agent for the benefit of Lenders and Lender Counterparties and Indemnities. (1)

  10.3* Amended and Restated Members Agreement, dated as of March 18, 1999, by and among Muzak Holdings LLC (f/k/a ACN Holdings, LLC), MEM Holdings LLC, David Unger, Joseph Koff, William Boyd and Music Holdings Corp. (1)

  10.4* Management and Consulting Services Agreement dated as of October 6, 1998 by and between ABRY Partners, Inc. and ACN Operating, LLC. (1)

  10.5* Form of Employment Agreement by and between Muzak LLC and each of the executive officers of Muzak other than William A. Boyd and David Unger. (1)

  10.6* Amended and Restated Executive Employment Agreement, dated as of March 16, 2001, among Muzak Holdings LLC, Muzak LLC, and William A. Boyd (10)

  10.7 Executive Employment Agreement, dated as of April 24, 2000, among Muzak Holdings LLC, Muzak LLC, and Joseph Koff.

  10.8* Executive Employment Agreement dated as of October 6, 1998, by and among ACN Operating, LLC, Audio Communications Network, LLC and David Unger. (1)

  10.9* First Amendment to the Executive Employment Agreement dated as of March 18, 1999 to the certain Executive Employment Agreement dated as of October 6, 1998, by and between Audio Communications Network, LLC f/k/a ACN Operating, LLC and David Unger. (1)

  10.10 Securities Repurchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC, David Unger and ABRY Broadcast Partners III, L.P. (2)

 Exhibit
  Number                                  Description
 -------                                  -----------

  10.11 Second Amended and Restated Registration Rights Agreement, dated as of October 18, 2000, by and among Muzak Holdings LLC and the parties named therein. (7)

  10.12 Amended and Restated Securityholders Agreement dated as of October 18, 2000 by and among Muzak Holdings LLC and the various parties named therein. (7)

  10.13 Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000. (7)

  10.14 First Amendment, Consent and Waiver, dated as of July 1, 1999 to the Credit and Guaranty Agreement, dated as of March 18, 1999 among Muzak LLC, as Borrower, Muzak Holdings LLC and certain Subsidiaries of Muzak LLC, as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Syndication Agent, Canadian Imperial Bank of Commerce, as Administrative Agent and Goldman Sachs Credit Partners L.P. and CIBC Oppenheimer Corp. as Co-Lead Arrangers. (1)

  10.15 Second Amendment Consent and Waiver dated October 26, 1999 to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as borrower. (3)

  10.16 Third Amendment Consent and Waiver dated January 14, 2000 to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as Borrower. (4)

  10.17 Fourth Amendment and Waiver dated August 2, 2000 to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as Borrower.(6)

  10.18 Investor Securities Purchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC and the investors named therein. (2)

  10.19 Form of Incentive Unit Agreement by and among Muzak Holdings LLC, each of the Name Executives and ABRY Broadcast Partners III, L.P.
            (2)

  10.20 Waiver dated as of February 26, 2001, to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as borrower.(9)

  10.21 Fifth Amendment dated as of May 15, 2001 to the Credit and Guaranty Agreement, dated as of March 18, 1999 with Muzak LLC as borrower.
            (10)

  10.22 Sixth Amendment dated as of March 8, 2002, to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as borrower.

  10.23 First Amendment dated as of May 8, 2001 to the Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.

  10.24 Second Amendment dated as of March 8, 2002 to the Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.

  21.1      Subsidiaries of Muzak LLC and Muzak Finance Corp. (1)

-----------
 *   Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-78571.
(2) Incorporated by reference to the Parent's Registration Statement on Form S-4, File No. 333-78573.
(3) Incorporated by reference to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1999.
(4) Incorporated by reference to the Company's Report on Form 10-K/A for the year ended December 31, 1999.
(5) Incorporated by reference to the Company's Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
(6) Incorporated by reference to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
(7) Incorporated by reference to the Parent's Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(8) Incorporated by reference to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(9) Incorporated by reference to the Company's Report on Form 10-Q for the fiscal quarter ended March 31, 2001.
(10) Incorporated by reference to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

     (b) Reports on Form 8-K.

     (c) During the last quarter of the fiscal year for which this report on Form 10-K was filed, the Company filed a report on Form 8-K naming Stephen Villa as Chief Operating Officer. In addition, the Company filed a Form 8-K on January 14, 2002 disclosing its violation of the maximum consolidated capital expenditures covenant of its Senior Credit Facility for the period ending December 31, 2001 as well as the expiration of its insurance covering increased costs in the event of a failure of PanAmSat Corporation's Galaxy IIIR satellite. The Company filed a Form 8-K on March 29, 2002 disclosing that it has obtained a waiver of the violation of the maximum consolidated capital expenditures covenant of its senior credit facility. In addition, the company disclosed it has increased its revolving commitments of its senior credit facility by $20.0 million, for a total commitment of $55.0 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 1st day of April 2002.

                                       Muzak Finance Corp.
                                       Muzak LLC


                                       By:       /s/ William A. Boyd
                                          --------------------------------------
                                                     William A. Boyd
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 1st day of April 2002.

               Signature                                       Title
               ---------                                       -----
         /s/ William A. Boyd             Chief Executive Officer (Principal Executive Officer)
--------------------------------------
           William A. Boyd

        /s/ Stephen P. Villa             Chief Financial Officer (Principal Financial
--------------------------------------
          Stephen P. Villa               Officer and Principal Accounting Officer)

               Report of Independent Accountants

To the Board of Directors
of Muzak Holdings LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 28 present fairly, in all material respects, the financial position of Muzak LLC (the "Company") and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001.

/S/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 22, 2002, except as to the third and fifth paragraphs of Note 6, for which the date is March 15, 2002

ITEM 1. FINANCIAL STATEMENTS

                                    MUZAK LLC

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except for units)

                                                                             December 31,    December 31,
                                                                                 2001           2000
                                                                                 ----           ----
                                         ASSETS
                                         ------
Current Assets:
     Cash ................................................................    $   2,583       $   3,012
     Accounts receivable, net of allowances of $1,943 and $4,066..........       24,313          38,847
     Inventories .........................................................        9,402          11,082
     Prepaid expenses and other assets ...................................        1,441           2,548
                                                                              ---------       ---------
          Total current assets ...........................................       37,739          55,489
Property and equipment, net ..............................................      118,019         115,563
Intangible assets, net ...................................................      292,546         324,544
Deferred charges and other assets, net ...................................       47,638          41,767
                                                                              ---------       ---------
          Total assets ...................................................    $ 495,942       $ 537,363
                                                                              =========       =========

                              LIABILITIES AND MEMBER'S INTEREST
                              ---------------------------------

Current liabilities:
     Current maturities of long term debt ................................    $   6,775       $   5,281
     Current maturities of other liabilities .............................        4,115           3,776
     Accounts payable ....................................................        5,192          14,498
     Accrued expenses ....................................................       21,278          19,541
     Advance billings ....................................................          870           2,096
                                                                              ---------       ---------
          Total current liabilities ......................................       38,230          45,192
Long-term debt ...........................................................      298,284         287,751
Related party notes ......................................................           --          27,000
Other liabilities ........................................................       12,895          17,993
Commitments and Contingencies
Member's Interest:
     Common units (100 issued and outstanding) ...........................      260,373         226,666
     Accumulated other comprehensive loss ................................       (2,455)             --
     Accumulated deficit .................................................     (111,385)        (67,239)
                                                                              ---------       ---------
          Total member's interest ........................................      146,533         159,427
                                                                              ---------       ---------
          Total liabilities and member's interest ........................    $ 495,942       $ 537,363
                                                                              =========       =========

   The Notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                          Year Ended    Year Ended    Year Ended
                                                                         December 31,  December 31,  December 31,
                                                                            2001          2000           1999
                                                                            ----          ----           ----
Revenues:
     Music and other business services ................................   $ 150,472     $ 138,167     $  92,149
     Equipment and related services ...................................      52,889        53,981        37,867
                                                                          ---------     ---------     ---------
                                                                            203,361       192,148       130,016
                                                                          ---------     ---------     ---------
Cost of revenues:
     Music and other business services (excluding $37,189, $30,526
     $20,243 of depreciation and amortization expense) ................      31,172        29,756        19,317
     Equipment and related services ...................................      40,335        39,019        29,002
                                                                          ---------     ---------     ---------
                                                                             71,507        68,775        48,319
                                                                          ---------     ---------     ---------
                                                                            131,854       123,373        81,697
                                                                          ---------     ---------     ---------

Selling, general and administrative expenses ..........................      68,107        63,798        42,495
Depreciation and amortization expense .................................      75,668        63,125        36,479
                                                                          ---------     ---------     ---------
Income (loss) from operations .........................................     (11,921)       (3,550)        2,723
Other income (expense):
     Interest expense .................................................     (32,339)      (40,033)      (25,133)
     Other, net .......................................................        (481)         (437)          235
                                                                          ---------     ---------     ---------
Loss before income taxes and extraordinary item .......................     (44,741)      (44,020)      (22,175)
Income tax benefit ....................................................        (595)       (1,082)         (439)
                                                                          ---------     ---------     ---------
Loss from operations before extraordinary item ........................     (44,146)      (42,938)      (21,736)
Extraordinary loss ....................................................          --        (1,418)           --
                                                                          ---------     ---------     ---------
Net loss ..............................................................   $ (44,146)    $ (44,356)    $ (21,736)
                                                                          =========     =========     =========

   The Notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Year Ended     Year Ended     Year Ended
                                                                           December 31,   December 31,   December 31,
                                                                               2001           2000           1999
                                                                               ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .............................................................   $ (44,146)     $ (44,356)     $ (21,736)
  Adjustments to derive cash flow from operating activities:
    Loss on disposal of fixed assets ....................................         109            554             74
    Extraordinary loss ..................................................          --          1,418             --
    Deferred income tax benefit .........................................        (628)        (1,111)          (457)
    Depreciation and amortization .......................................      75,668         63,125         36,479
    Amortization of deferred financing fees .............................       1,581          1,465            968
    Amortization of deferred subscriber acquisition costs ...............       9,516          5,786          2,488
    Deferred subscriber acquisition costs ...............................     (16,404)       (18,371)        (9,734)
    Unearned installment income .........................................        (659)          (807)         1,110
    Change in certain assets and liabilities, net of
      business acquisitions:
      (Increase) decrease in accounts receivable ........................      13,753         (9,723)       (12,268)
      (Increase) decrease in inventory ..................................       1,685           (135)        (3,225)
      (Decrease) increase in accrued expenses ...........................       1,770         (8,563)         3,716
      (Decrease) increase in accounts payable ...........................      (3,984)         6,191        (14,729)
      (Decrease) increase in advance billings ...........................      (1,240)            (3)         2,099
      Other, net ........................................................       1,014          1,074            821
                                                                            ---------      ---------      ---------
        Net cash provided by (used in) operating activities .............      38,035         (3,456)       (14,394)
                                                                            ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash .............................................        (979)       (44,665)      (306,176)
  Proceeds from the sale of fixed assets ................................         313            239            160
  Capital expenditures for property and equipment
    and intangible assets ...............................................     (42,242)       (45,683)       (30,895)
                                                                            ---------      ---------      ---------
        Net cash used in investing activities ...........................     (42,908)       (90,109)      (336,911)
                                                                            ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior subordinated notes .....................          --             --        115,000
Increase (decrease) in book overdrafts ..................................      (5,322)        (6,820)        12,142
Borrowings under senior credit facility .................................                     10,000        165,000
Repayments of senior credit facility ....................................      (5,193)        (3,600)            --
Borrowings under revolving loan .........................................      19,800         39,400         33,500
Repayments under revolving loan .........................................      (2,500)       (60,400)        (8,500)
Proceeds from contributions by Parent ...................................          --        118,426         60,976
Repayment of notes payable to related parties ...........................          --         (3,000)       (41,683)
Issuance of notes payable to related party ..............................          --             --         30,000
Borrowing of floating rate notes ........................................          --         36,000             --
Repayment of floating rate notes ........................................          --        (36,540)            --
Proceeds from sale of interest swap .....................................          --          4,364             --
Repayments of other debt ................................................      (2,341)        (2,038)        (3,534)
Payment of fees associated with financing ...............................          --         (1,490)       (10,614)
                                                                            ---------      ---------      ---------
        Net cash provided by financing activities .......................       4,444         94,302        352,287
                                                                            ---------      ---------      ---------
INCREASE (DECREASE) IN CASH .............................................        (429)           737            982
CASH, BEGINNING OF
  PERIOD ................................................................       3,012          2,275          1,293
                                                                            ---------      ---------      ---------
CASH, END OF
  PERIOD ................................................................   $   2,583      $   3,012      $   2,275
                                                                            =========      =========      =========
    Significant non-cash activities:
    Equity contribution from parent .....................................   $  33,707      $   1,116      $  18,741
    Capital lease obligations ...........................................       1,691          4,550          1,644

   The Notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC

 CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S INTEREST AND COMPREHENSIVE LOSS
                        (In thousands, except for units)

                                        -----------------------------------------------------------------------
                                                                                      Accumulated
                                                                                        Other           Total
                                                Common Units         Accumulated    Comprehensive     Member's
                                           Units         Dollars       Deficit          Loss          Interest
                                        -----------------------------------------------------------------------
Balance at December 31, 1998                100         $  27,407     $  (1,147)       $     --      $  26,260

   Net loss                                                             (21,736)                       (21,736)
   Additional capital contributed                          79,717                                       79,717
                                        -----------------------------------------------------------------------
Balance at December 31, 1999                100         $ 107,124     $ (22,883)       $     --      $  84,241

   Net loss                                                             (44,356)                       (44,356)
   Additional capital contributed                         119,542                                      119,542
                                        -----------------------------------------------------------------------
Balance at December 31, 2000                100         $ 226,666     $ (67,239)       $     --      $ 159,427

Comprehensive loss:
   Net loss                                                             (44,146)                       (44,146)
   Cumulative effect of change
     in accounting principle                                                              (1,653)       (1,653)
   Change in unrealized losses on
     derivative                                                                             (802)         (802)
                                                                      ----------       ----------    ----------
   Total comprehensive loss                                             (44,146)          (2,455)       (46,601)
                                                                                                     ----------

   Additional capital contributed                          33,707                                       33,707
                                        -----------------------------------------------------------------------
Balance at December 31, 2001                100         $ 260,373     $(111,385)       $ (2,455)     $ 146,533
                                        =======================================================================

   The Notes are an integral part of these consolidated financial statements.

1.   Summary of Significant Accounting Policies

     Organization--Muzak LLC ("the Company"), a Delaware limited liability company, is a wholly owned subsidiary of Muzak Holdings LLC (the "Parent"), previously known as ACN Holdings, LLC. In March 1999, the Company changed its name from Audio Communications Network LLC ("ACN") to Muzak LLC concurrent with the merger of Muzak Limited Partnership (Old Muzak") and ACN. The Company provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company and its subsidiaries.

     As of December 31, 2001, ABRY Partners, LLC and its respective affiliates, collectively own approximately 64.2% of the beneficial interests in the Parent's voting interests.

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

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financials statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Book overdraft--There was no book overdraft as of December 31, 2001. Book overdraft of $5.3 million as of December 31, 2000 is included in accounts payable.

     Concentration of Credit Risk--Concentrations of credit risk with respect to trade accounts receivable are limited as the Company sells its products to clients in diversified industries throughout the United States. The Company does not require collateral from its clients but performs ongoing credit evaluations of its clients' financial condition and maintains allowances for potential credit losses. Actual losses have been within management's expectations and estimates.

     In addition, the Company leases satellite capacity primarily through three lessors under operating leases. The Company transmits 78% of its music programs via broadcast satellite. Although alternate satellite capacity exists, loss of these suppliers of satellite capacity could temporarily disrupt operations. The Company attempts to mitigate these risks by working closely with the lessors.

     Inventories--Inventories consist primarily of electronic equipment and are valued at the lower of cost or market. Cost is determined on the first-in, first-out basis.

     Property and Equipment--Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Sound and music equipment installed at client premises under contracts to provide music programming services is transferred from inventory to property and equipment at cost plus an allocation of installation costs and is amortized over 5 years. Impairment losses are recognized if recorded values exceed undiscounted future cash flows, by reducing them to estimated fair value. No impairment losses were recognized by the Company for the periods presented.

     Intangible Assets--Intangible assets consist of the cost in excess of the fair value of net assets acquired in transactions accounted for as purchases (goodwill), income producing contracts acquired through acquisition, and other identifiable intangibles.

      Management evaluates the recoverability of intangibles by comparing recorded values to the undiscounted future cash flows that are expected to be generated by such assets. Impairment losses are recognized if recorded values exceed undiscounted future cash flows, by reducing them to estimated fair value. No impairment losses were recognized by the Company for the periods presented.

     Deferred Charges and Other Assets, Net--Deferred charges and other assets consist primarily of subscriber acquisition costs. Subscriber acquisition costs are direct sales commissions incurred in connection with acquiring new subscribers, which are amortized as a component of selling, general, and administrative expenses over the life of the client contract or five years, whichever is shorter, on a straight-line basis. If a client contract terminates early, the unamortized subscriber acquisition costs is typically recovered from the salesperson. The net subscriber acquisition balances were $37.4 million and $30.6 million at December 31, 2001 and December 31, 2000, respectively. Deferred financing costs are also included in deferred charges and other assets, net and are charged to interest expense over the term of the related agreements.

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

     Revenue Recognition--Revenues from music services are recognized during the period the service is provided based upon the contract terms. Revenues for equipment sales and related installation are recognized upon delivery or installation. Contracts are typically for a five-year non-cancelable period with renewal options for an additional five years. Fees received for services to franchisees are recognized as revenues in the month services are provided.

     Derivative Financial Instruments--The Company uses derivative financial instruments to convert variable interest rate debt to fixed interest rate debt to reduce its exposure to fluctuations in interest rates as dictated by the senior credit facility.

      The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. In accordance with SFAS 133, the Company's derivative is recognized on the balance sheet at its fair value since it is designated as a cash flow hedging instrument. The hedge is 100% effective for exposures to interest rate fluctuations. As a result of the 100% effectiveness of the hedge, changes in the fair value of the derivative are recorded each period in other comprehensive loss. Upon adoption, the Company recorded an adjustment to other comprehensive loss to recognize the fair value of the unrealized losses related to the Company's interest rate swap of $1.7 million. This unrealized loss increased by $0.8 million during the year ended December 31, 2001 and the cumulative unrealized losses on the Company's interest rate swap was $2.5 million as of December 31, 2001. As of December 31, 2001 the Company expects to reclassify $2.5 million of net losses on the interest rate swap from other comprehensive loss to earnings during the next twelve months.

Recently Issued Accounting Standards

     Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. However, this standard removes goodwill from its scope and revises the approach for evaluating impairment. The Company is evaluating the impact of the adoption of SFAS No. 144, but does not expect that implementation of this standard will have a significant financial impact. This statement is effective January 1, 2002.

     Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated legal obligations of such asset retirement costs. The Company does not expect that implementation of this standard will have a significant financial impact. This Statement is effective beginning January 1, 2003.

     Business Combinations and Goodwill and Other Intangible Assets

     In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations". The provisions of SFAS No. 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (iii) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supercedes APB 17, "Intangible Assets" and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing the potential future impairments of goodwill, and (iv) remove the 40 year limitation on the amortization period of intangible assets that have finite lives.

     The provisions of SFAS No. 142 will be adopted by the Company on January 1, 2002. The Company is in the process of preparing for its adoption of SFAS No.
142. In connection with the adoption of SFAS No. 142, the Company expects to reclassify other intangibles of $6.4 million related to trained workforce to goodwill. In addition, the Company expects that it will not longer record approximately $9.5 million annually of amortization relating to its existing goodwill and indefinite lived intangibles, as adjusted for the reclassification referred to above. The Company is also in the process of evaluating the useful lives of its existing intangible assets and anticipates that changes in the useful lives, if any, will not have a material impact on the results of its operations.

     SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, the Company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (also measured as of the beginning of the fiscal year in year of transition), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process that compares the fair value to the carrying amount of the assets as of the beginning of the fiscal year, and pursuant to the requirements of SFAS No. 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests in 2002 will be reflected as the cumulative effect of a change in accounting principle. The Company has not yet determined what effect these impairment tests, or what additional effects the adoption of SFAS No. 141 and SFAS No. 142, will have on its financial statements.


     Reclassifications--Certain prior year items have been reclassified to conform with the 2001 presentation.

2.   Acquisitions

     On May 31, 2001, the Company acquired Sound of Music, LTD ("Sound of Music"), the Company's independent franchisee operating in Wisconsin for a cash purchase price of $1.0 million. In connection with this acquisition, the Parent issued $0.1 million in common membership units, which has been reflected as a non-cash equity contribution from the Parent to the Company.

     The Company made twenty-one acquisitions between the merger on March 18, 1999 and December 31, 2000. These acquisitions were comprised of eleven in market competitors, including four business music providers and seven marketing on-hold/or in-store messaging providers, and ten franchises, for an aggregate cash purchase price of $86.6 million, excluding transaction costs. Additionally, the Parent issued $1.2 million and $16.0 million in common membership units in conjunction with certain acquisitions in 2000 and 1999, respectively, which have been reflected as a non-cash equity contribution from the Parent to the Company.

     The results of operations of the acquired companies are included in the Company's consolidated statement of operations for the periods in which they were owned by the Company.

     The acquisitions were accounted for under the purchase method of accounting. Accordingly, the consideration was allocated to the net assets acquired based on the fair market values at the date of acquisition. The excess of purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible assets acquired approximated $158.5 million and is being amortized over a period of twenty years on a straight-line basis. The Company will adopt SFAS 142 on January 1, 2002, and as a result, will no longer amortize goodwill and other indefinite life intangibles.

     The estimated fair value of assets acquired and liabilities assumed relating to the 2001 and 2000 acquisitions, is summarized below (in thousands):

                                                       Fiscal Year Ended
                                          December 31, 2001         December 31, 2000
                                          -----------------         -----------------
Property, plant and equipment                  $   235                  $  2,299
Other Intangibles                                  581                    25,166
Goodwill                                           284                     7,908
                                               -------                  --------
Total purchase price,
  including transaction costs                  $ 1,100                  $ 35,373
                                               =======                  ========

     During 2000, the Company paid the remaining purchase price of $10.3 million for the 1999 acquisition of MountainWest Audio Inc. The consolidated statement of cash flows for the year ended December 31, 2000 includes this remaining purchase price.

     The following presents the unaudited pro forma results assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2001, 2000 and 1999. These pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).

                                                                                      Fiscal Year Ended
                                                                                      -----------------
                                                                 December 31, 2001     December 31, 2000     December 31, 1999
                                                                 -----------------     -----------------     -----------------
                                                                    (Unaudited)           (unaudited)            (unaudited)
     Revenues ................................................          $ 203,615           $ 198,065             $181,453
     Loss from operations ....................................            (11,849)             (3,177)                (854)
     Loss before extraordinary item ..........................            (44,074)            (43,177)             (36,039)
     Net loss ................................................            (44,074)            (44,595)             (36,039)

3.   Property and Equipment

   Property and equipment consist of the following (in thousands):

                                                                               Useful
                                                                                Life    December 31,  December 31,
                                                                               (Years)      2001          2000
                                                                               -------      ----          ----
   Equipment provided to subscribers ......................................      4-6     $ 121,084     $  99,305
   Capitalized installation labor .........................................       5         48,802        33,341
   Equipment ..............................................................      4-7        21,151        18,102
   Other ..................................................................     3-30        16,248        13,832
                                                                                         ---------     --------
                                                                                           207,285       164,580
   Less accumulated depreciation ..........................................                (89,266)      (49,017)
                                                                                         ---------     ---------
                                                                                         $ 118,019     $ 115,563
                                                                                         =========     =========

     Included in equipment and other at December 31, 2001 and 2000 is $5.0 million and $6.7 million , respectively of equipment under capital leases, net of accumulated amortization of $6.6 million and $3.1 million, respectively. Depreciation of property and equipment was $40.8 million, $30.8 million, and $17.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

4.   Intangible Assets

     Intangible assets consist of the following (in thousands):

                                                                           Useful
                                                                            Life     December 31,   December 31,
                                                                           (Years)       2001           2000
                                                                           -------       ----           ----
     Goodwill ..........................................................     20       $  158,488     $  158,172
     Income producing contracts ........................................    8-14         154,048        153,485
     License agreements ................................................     20            5,082          5,082
     Deferred production costs .........................................     10            4,437          3,166
     Trademarks ........................................................     5            14,935         14,979
     Non-compete agreements ............................................    1-7           23,869         24,604
     Trained workforce .................................................     5             6,375          6,375
     Other .............................................................    5-20          10,778         10,649
                                                                                      ----------     ----------
                                                                                         378,012        376,512
     Less accumulated amortization .....................................                 (85,466)       (51,968)
                                                                                      ----------     ----------
                                                                                      $  292,546     $  324,544
                                                                                      ==========     ==========

     Amortization of intangible assets was $34.9 million, $32.3 million, and $18.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

5.   Accrued Expenses

     Accrued expenses are summarized below (in thousands):

                                                                                  December 31,  December 31,
                                                                                      2001          2000
                                                                                      ----          ----
     Accrued interest .........................................................     $  6,493      $  5,214
     Accrued compensation and benefits ........................................        3,671         2,382
     Amounts payable to independent franchisees ...............................        1,278         2,337
     Other ....................................................................        9,836         9,608
                                                                                    --------      --------
                                                                                    $ 21,278      $ 19,541
                                                                                    ========      ========

6.   Debt

     Debt obligations consist of the following (in thousands):

                                                                                  December 31,  December 31,
                                                                                      2001          2000
                                                                                      ----          ----
     Related party notes .......................................................   $      --     $  27,000
                                                                                   =========     =========
     Long term debt:
          Revolving loan--Senior credit facility ...............................   $  21,300     $   4,000
          Senior credit facility ...............................................     166,207       171,400
          Senior subordinated notes ............................................     115,000       115,000
          Other ................................................................       2,552         2,632
                                                                                   ---------     ---------
          Total debt obligations ...............................................     305,059       293,032
          Less current maturities ..............................................      (6,775)       (5,281)
                                                                                   ---------     ---------
                                                                                   $ 298,284     $ 287,751
                                                                                   =========     =========

Senior Credit Facility

     In March 1999, the Company entered into a senior credit facility
("Senior Credit Facility") consisting of: (i) a term loan facility in the amount of $30.0 million payable in semi-annual installments until final maturity on December 31, 2005 ("Term Loan A"); (ii) a term loan facility in the amount of $105.0 million payable in semi-annual installments until final maturity on December 31, 2006 ("Term Loan B") (together with Term Loan A, the "Term Loans"); and (iii) a revolving loan (the "Revolving Loan") in an aggregate principal amount of up to $35.0 million terminating on December 31, 2005. In July 1999, the Company amended the Senior Credit Facility which increased the principal amount of the Term Loan B by $30.0 million to $135.0 million. The Company had $13.3 million of borrowing availability under its revolving loan as of December 31, 2001. Availability under the revolving loan has been reduced by outstanding letters of credit of $0.4 million.

     The Senior Credit Facility is guaranteed by the Parent, the Company and certain 100% owned subsidiaries. The non-guarantor subsidiary is considered minor and the consolidated amounts in the Company's financial statements are representative of the combined guarantor's financial statements. The Amended Senior Credit Facility contains restrictive covenants including maintenance of interest, senior and total leverage, and fixed charge ratios and various other restrictive covenants which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling assigning, transferring, leasing, conveying, or otherwise disposing of assets. These conditions, with the exception of the capital expenditure covenant, were satisfied as of December 31, 2001. The Company exceeded its capital expenditures covenant in 2001. On March 8, 2002, the Company received a waiver from the requisite lenders with respect to the capital expenditures covenant. The Company believes it will be in compliance with these financial covenants and restrictions during 2002.

     Indebtedness under the Term Loan A and the Revolving Loans bear interest at a per annum rate equal to the Company's choice of (I) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 1.50% to 2.50% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.50% to 3.50%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, interest, depreciation, amortization and other non cash charges as defined by the agreement) were 2.25% in the case of Alternate Base Rate and 3.25% in the case of LIBOR as of December 31, 2001. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (as described above) plus a margin of 3.0% or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 4.0%. The weighted average rate of interest on the Senior Credit Facility, including the effects of the interest rate swap, was 8.74% and 10.2% at December 31, 2001 and 2000, respectively.

     In March 2002, the Company entered into the sixth amendment under the Senior Credit Facility which increased its aggregate revolving loan commitment under the Senior Credit Facility by $20.0 million, for a total commitment of $55.0 million, and amended certain financial covenants and applicable margins. In March 2002, MEM Holdings LLC contributed $10.0 million to the Company in the form of junior subordinated unsecured notes, the proceeds of which were used to repay outstanding revolving loan balances. The Notes accrue interest at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 will bear interest at 15% per annum until such interest is paid or extinguished. The sponsor notes are junior and subordinate to payments for the Senior Credit Facility, and the Senior Subordinated Notes. At any time, the sponsor notes may be converted into class A-2 units of the Parent at the direction of MEM Holdings. If the sponsor notes have not been repaid in full as of September 2003, the sponsor notes will automatically be converted into class A-2 units of the Parent.

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

Senior Subordinated Notes

     On March 18, 1999, the Company together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes ("Senior Subordinated Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Company and Muzak Finance and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and Muzak Finance. The Senior subordinated Notes are guaranteed by the Parent, MLP Environmental Music LLC, Business Sound Inc., BI Acquisition LLC, Audio Environments Inc., Background Music Broadcasters Inc., Muzak Capital Corporation, Telephone Audio Productions Inc., Muzak Houston Inc., Vortex Sound Communications Company Inc., and Music Incorporated. The Company's non-guarantor subsidiary is minor and the consolidated amounts in the Company's financial statements are representative of the combined guarantors. The indenture governing the Senior Subordinated Notes prohibits the Company from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. Before March 15, 2002, the issuers may redeem up to 35% of the aggregate principal amount of the Notes originally issued under the indenture at a redemption price of 109.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings if certain conditions are met. After March 15, 2004, the issuers may redeem all or part of the Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

Related Party Notes

     From July 1, 1999 through November 24, 1999, the Company borrowed an aggregate amount of $30.0 million, from MEM Holdings LLC in the form of Junior Subordinated Unsecured Notes (the "sponsor notes"). MEM Holdings is a company that owns 64.2% of the voting interests in the Parent. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

     The Company repaid $3.0 million of sponsor notes with the proceeds from an equity contribution from the Parent following its preferred membership unit offering in October 2000. The remaining $27.0 million, plus $6.7 million of accrued interest, was converted into Class A units of the Parent in May 2001. Accordingly, the Company recorded a non-cash contribution from the Parent during the second quarter of 2001 totaling $33.7 million.

Other Debt

     The Company assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, bear interest at 9.887% and mature in November 2016. The Company is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes. This note bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

Liquidity

     The Company's principal sources of funds will continue to be cash flows from operations and borrowings under the senior credit facility. As of December 31, 2001, the Company had outstanding debt of $187.5 million under its senior credit facility, with additional available borrowings of up to $13.3 million. Based upon current and anticipated levels of operations, the Company believes that its cash flows from operations, combined with availability under the senior credit facility, as amended, will be adequate to meet its liquidity needs for the foreseeable future. The Company is continuing its efforts to reduce accounts receivable and inventory balances, while implementing additional cost-saving initiatives. Overall, the Company's business plan anticipates continued growth in new client locations and operational improvements. The Company's future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, its dependence on license agreements and other factors that are beyond its control.

Annual Maturities

     Annual maturities of long-term debt obligations are as follows (in thousands):

            2002 .................................................   $  6,775
            2003 .................................................      7,855
            2004 .................................................     27,742
            2005 .................................................     64,233
            2006 .................................................     81,699
            Thereafter ...........................................    116,755

     Total interest paid by the Company on all indebtedness was $28.9 million, $36.5 million, and $14.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Interest expense also includes finance charges on past due amounts.

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

     On January 28, 2000, the Company entered into a new interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 7.042% fixed rate debt. The interest rate swap agreement terminates on April 19, 2002. This agreement is designated as a hedge of interest rates, and the differential to be paid or received on the swap is accrued as an adjustment to interest expense as interest rates change. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement. However, the Company does not anticipate nonperformance by the counterparty. The effect of this interest rate protection agreement on the operating results of the Company was to increase interest expense by $2.7 million for the year ended December 31, 2001.

Fair Value of Financial Instruments

     The estimated fair values of the Company's debt as of December 31, 2001 and December 31, 2000 were $291.3 million and $305.7 million, respectively. The fair value of the Senior Notes is based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value as it bears interest at variable rates.

     The fair value of the interest rate swap agreement was a loss of approximately $2.5 million as of December 31, 2001. The fair values of interest rate swaps are obtained from dealer quotes which represents the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and creditworthiness of the counterparties.

7.   Lease Commitments

     The Company is the lessee under various long-term operating and capital leases for machinery, equipment, buildings, and vehicles for periods ranging from 2 years to 17 years. The Company has also entered into various agreements to lease transponders to transmit music programs via direct broadcast satellite. The majority of these leases contain renewal provisions.

     At December 31, 2001, future minimum lease payments under operating and capital leases are as follows (in thousands):

     Fiscal Year Ending                                             Capital     Operating
     ------------------                                             -------     ---------
     2002 ......................................................    $ 2,581      $ 9,030
     2003 ......................................................      1,502        8,276
     2004 ......................................................        977        7,770
     2005 ......................................................        622        4,596
     2006 ......................................................         --        3,464
     Later Years ...............................................         --       22,502
     Less Imputed Interest .....................................       (550)          --
     Less Executory Cost .......................................       (412)          --
                                                                    -------     --------
                                                                    $ 4,720     $ 55,638
                                                                    =======     ========

     Rental expense under operating leases was $9.8 million, $9.1 million, and $6.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

8.   Employee Benefit Plans

     The Company maintains a defined contribution plan. Substantially all employees are covered under a plan whereby eligible employees may contribute up to 14% of their compensation per year, subject to certain tax law restrictions. The Company makes matching contributions of 60% of the first 6% of the total base salary contributed by the employee each year. Participants are immediately vested in their contributions as well as the employer's contributions.

     Plan expense was $1.5 million, $1.4 million, and $0.8 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

9.   Income Taxes

     The provision (benefit) for income taxes is as follows (in thousands):

                                                            Year Ended           Year Ended           Year Ended
                                                        December 31, 2001     December 31, 2000    December 31, 1999
                                                        -----------------     -----------------    -----------------
Current tax:
     Federal ..........................................      $    --                $    --              $     8
     State ............................................           33                     29                   10
                                                             -------                -------              -------
                                                                  33                     29                   18
Deferred tax benefit:
     Federal ..........................................         (550)                  (937)                (384)
     State ............................................          (78)                  (174)                 (73)
                                                             -------                -------              -------
                                                                (628)                (1,111)                (457)
                                                             -------                -------              -------
                                                             $  (595)               $(1,082)             $  (439)
                                                             =======                =======              =======

     The Company's effective tax rate differs from the statutory federal tax rate for the following reasons:

                                                                 Year Ended           Year Ended           Year Ended
                                                              December 31, 2001     December 31, 2000    December 31, 1999
                                                              -----------------     -----------------    -----------------
Federal tax benefit of statutory rates ..................          $(15,692)              $(15,903)             $(7,761)
State income taxes ........................................             (89)                   (94)                 (40)
Goodwill and nondeductible expenses .......................             138                     96                   30
Loss earned by partnership not subject to corporate
   income tax .............................................          15,048                 14,819                7,332
                                                                   ---------              --------              -------
                                                                   $   (595)             $ (1,082)             $  (439)
                                                                   =========              ========              =======

     The components of the net deferred tax (liability) at December 31 are as follows (in thousands):

                                                                                                 2001          2000
                                                                                                 ----          ----
Net operating loss carryforwards .......................................................       $    --      $   929
Property and equipment .................................................................           (73)        (179)
Intangible assets ......................................................................        (4,210)      (5,552)
Capitalized commissions ................................................................            --         (159)
Other ..................................................................................           288          119
                                                                                               -------      -------
   Net deferred tax liability (included in other long term liabilities) ................       $(3,995)     $(4,842)
                                                                                               =======      ========

10.  Related Party Transactions

     During October 1998, the Company entered into a Management and Consulting Services Agreement, as amended and restated as of March 18, 1999 ("Management Agreement") with ABRY Partners which provides that the Company will pay a management fee as defined in the Management Agreement. During both 2001 and 2000, the Company incurred fees of $0.3 million under this agreement. There were no fees incurred under the agreement during 1999 and for the period from October 7, 1998 to December 31, 1998. Either the Company or ABRY Partners, with the approval of the Board of Directors of the Parent, may terminate the Management Agreement by prior written notice to the other.

     During fiscal 1999, the Company borrowed $30.0 million from MEM Holdings under junior subordinated notes. The Company repaid the $3.0 million Sponsor Note during 2000. The remaining $27.0 million, plus $6.7 million of accrued interest, was converted into Class A units of the Parent in May 2001.

     As of December 31, 2001, the Parent has obligations of $56.8 million of senior discount notes and manditorily redeemable preferred units ("preferred units") of $92.3 million. These obligations are not reflected in the Company's accompanying balance sheets or income statements as the Company has no pledge of assets nor guarantee that provides security for the Parent's obligations. Cash interest on the senior discount notes does not accrue until March 15, 2004. Thereafter, cash interest on the senior discount notes will accrue at a rate of 13% per annum and will be payable in arrears on March 15 and September 15 of each year, commencing on September 15, 2004. The preferred units accrue a preferential return of 15% per annum, which is compounded quarterly. The preferential return is payable in kind through October 2005, and thereafter the 15% preferential return will be payable in cash or in kind at the Parent's option. The Parent does not have any operations or assets other than its ownership of Muzak. Accordingly, the Parent is dependent on distributions from the Company in order to pay interest beginning in 2004 as discussed above. The Company's senior credit facility and senior subordinated notes indenture impose restrictions on its ability to make distributions to the Parent. The senior credit facility and the senior subordinated notes indenture permit the Company to make payments and distributions to the Parent after September 15, 2004 in an amount sufficient to permit the Parent to make cash interest payments when due, however the senior credit facility requires that certain financial covenant levels be met in order to make such distributions.

11.  Muzak Finance Corp.

     Muzak Finance Corp. is a co-issuer of the Senior Subordinated Notes and had no operating activities during 2001 and 2000.


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

     The industry wide agreement between business music providers and Broadcast Music, Inc. "BMI" expired in December 1993. Since this time the Company has been operating under an interim agreement pursuant to which the Company has continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. The Company is involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable by the Company and its owned operations as well as licensed independent franchisees to BMI. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to December 31, 2001, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. The Company vigorously contests BMI's assessment. The eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. A trial date has not been set.

     The industry wide agreement between business music providers and American Society of Composers, Authors and Publishers ("ASCAP") expired in May 1999. Negotiations between ASCAP and the Company began in June 1999, and the Company has continued to pay ASCAP royalties at the 1999 rates. We paid $8.0 million, $8.6 million, and $4.1 million in royalties to ASCAP, BMI, and SESAC in 2001, 2000, and 1999, respectively.

     In October 1998 the Digital Millennium Copyright Act was enacted. The Act provides for a statutory license for digital copies granted from the copyright owner of the master recordings. Ephemeral copies refer to temporary copies of master sound recordings made to enable or facilitate the digital transmission of such recordings. The Digital Millennium Copyright Act did not specify the rate and terms of the license. As a result, the United States Copyright Office convened a Copyright Arbitration Royalty Panel to recommend an ephemeral royalty rate, and such Panel published a report that was released in February 2002.

     The Panel recommended an ephemeral royalty rate of ten percent (10%) of gross proceeds applicable to the use of ephemeral copies of copyrighted recordings. That recommendation is now subject to the review of the Librarian of Congress, who can either modify or adopt such recommendation. Upon publication of the Librarian's determination in the Federal Register, such determination may further be appealed to the United States Court of Appeals for the District of Columbia Circuit.

     Since a final determination has yet to be published by the Librarian of Congress and an appeal of any such final determination may arise after such publication, we cannot currently predict what the ultimate ephemeral royalty rate or license terms are likely to be. As a result, we cannot predict the extent of our exposure for retroactive royalty payments dating back to October 1998 under the Digital Millennium Copyright Act. However with respect to future revenue, we believe our exposure is minimal, as we believe our current satellite technologies do not require use of ephemeral copies. Nonetheless, there can be no assurances that the collective for the copyright owners, the Record Industry Association of America, will refrain from investigating or otherwise challenging the applicability of the statute to our satellite technologies.

   Other Commitments

     As of December 31, 2001, the Company has approximately $32.4 million in outstanding capital expenditure commitments covering a five-year period. The Company, as discussed in Note 7 above, is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

13.  Quarterly Financial Data (Unaudited): (In Thousands)

     The quarterly data below is based on the Company's fiscal periods.

                                                                                            Fiscal 2001
                                                                                            -----------
                                                                          First      Second        Third       Fourth
                                                                         Quarter     Quarter      Quarter      Quarter
                                                                         -------     -------      -------      -------
Net Revenue ........................................................    $  49,968   $  50,736    $  50,526    $  52,131
Gross Profit, excluding depreciation and amortization (a) ..........       33,321      33,826       32,611       32,096
Loss from operations before extraordinary item (b) .................      (11,838)     (9,505)     (10,717)     (12,086)
Net Loss ...........................................................      (11,838)     (9,505)     (10,717)     (12,086)

                                                                                            Fiscal 2000
                                                                                            -----------
                                                                          First      Second        Third       Fourth
                                                                         Quarter     Quarter      Quarter      Quarter
                                                                         -------     -------      -------      -------
Net Revenue ........................................................    $  43,695   $  48,016    $  49,859    $  50,578
Gross Profit, excluding depreciation and amortization ..............       27,991      29,775       31,896       33,711
Loss from operations before extraordinary item .....................       (9,788)    (12,807)     (11,019)      (9,324)
Net Loss ...........................................................       (9,788)    (12,807)     (11,019)     (10,742)

(a) The fourth quarter of 2001 includes a $1.2 million charge related to a license fee audit.
(b) The first quarter of 2001 includes a charge of $0.7 million related to the postponed private placement of Senior Subordinated Notes.

     Historically, Muzak has experienced slight seasonality in its equipment and related services revenues and costs of revenues resulting primarily from a significant retail client base which constructs and opens new retail stores in time for the fourth quarter holiday season. Accordingly, Muzak experiences higher equipment and related services revenues and costs of goods in the third and fourth quarters, as opposed to the first half of the year, as a result of the installation and servicing of these new retail locations. However, this seasonality was less of a factor during 2001 due to less capital spending associated with a reduction in new location store build outs among national clients, particularly within the retail sector.

                        Report of Independent Accountants

To the Board of Directors
of Muzak Holdings LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 28 present fairly, in all material respects, the financial position of Muzak Holdings LLC (the "Company") and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001.

/S/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 22, 2002, except as to the third and fifth
  paragraphs in Note 6 and the eighth paragraph in
  Note 7, for which the date is March 15, 2002.

ITEM 1. FINANCIAL STATEMENTS

                               MUZAK HOLDINGS LLC

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          December 31,    December 31,
                                                                              2001            2000
                                                                              ----            ----
                                        ASSETS
                                        ------

Current Assets:
     Cash ...............................................................  $   2,583      $   3,012
     Accounts receivable, net of allowances of $1,943 and $4,066.........     24,313         38,847
     Inventories ........................................................      9,402         11,082
     Prepaid expenses and other assets ..................................      1,441          2,548
                                                                           ---------      ---------
          Total current assets ..........................................     37,739         55,489
Property and equipment, net .............................................    118,019        115,563
Intangible assets, net ..................................................    292,546        324,544
Deferred charges and other assets, net ..................................     50,020         44,479
                                                                           ---------      ---------
          Total assets ..................................................  $ 498,324      $ 540,075
                                                                           =========      =========

                           LIABILITIES AND MEMBERS' INTEREST
                           ---------------------------------

Current Liabilities:
     Current maturities of long term debt ...............................      6,775          5,281
     Current maturities of other liabilities ............................      4,115          3,776
     Accounts payable ...................................................      5,192         14,498
     Accrued expenses ...................................................     21,278         19,541
     Advance billings ...................................................        870          2,096
                                                                           ---------      ---------
          Total current liabilities .....................................     38,230         45,192
Long-term debt ..........................................................    355,145        337,890
Related party notes .....................................................         --         27,000
Other liabilities .......................................................     12,895         17,993
Commitments and Contingencies
Mandatorily redeemable preferred units ..................................     92,266         79,762
Members' Interest:
     Class A units ......................................................    133,141        110,680
     Class B units ......................................................      1,263          2,522
     Accumulated other comprehensive loss ...............................     (2,455)            --
     Accumulated deficit ................................................   (132,161)       (80,964)
                                                                           ---------      ---------
          Total members' interest .......................................       (212)        32,238
                                                                           ---------      ---------
          Total liabilities and members' interest .......................  $ 498,324      $ 540,075
                                                                           =========      =========

   The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                      Year Ended     Year Ended     Year Ended
                                                                     December 31,   December 31,   December 31,
                                                                         2001           2000           1999
                                                                         ----           ----           ----
Revenues:
     Music and other business services ............................   $ 150,472      $ 138,167      $  92,149
     Equipment and related services ...............................      52,889         53,981         37,867
                                                                      ---------      ---------      ---------
                                                                        203,361        192,148        130,016
                                                                      ---------      ---------      ---------
Cost of revenues:
     Music and other business services (excluding $37,189, $30,526,
        and $20,243 of depreciation and amortization expense) .....      31,172         29,756         19,317
     Equipment and related services ...............................      40,335         39,019         29,002
                                                                      ---------      ---------      ---------
                                                                         71,507         68,775         48,319
                                                                      ---------      ---------      ---------
                                                                        131,854        123,373         81,697
                                                                      ---------      ---------      ---------

Selling, general and administrative expenses ......................      68,107         63,798         42,495
Depreciation and amortization expense .............................      75,668         63,125         36,479
                                                                      ---------      ---------      ---------
Income (loss) from operations .....................................     (11,921)        (3,550)         2,723
Other income (expense):
     Interest expense .............................................     (39,390)       (46,288)       (29,609)
     Other, net ...................................................        (481)          (437)           235
                                                                      ---------      ---------      ---------
Loss before income taxes and extraordinary item ...................     (51,792)       (50,275)       (26,651)
Income tax benefit ................................................        (595)        (1,082)          (439)
                                                                      ---------      ---------      ---------
Loss from operations before extraordinary item ....................     (51,197)       (49,193)       (26,212)
Extraordinary Loss ................................................          --         (1,418)            --
                                                                      ---------      ---------      ---------
Net loss ..........................................................   $ (51,197)     $ (50,611)     $ (26,212)
                                                                      =========      =========      =========

   The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Year Ended       Year Ended       Year Ended
                                                                              December 31,     December 31,     December 31,
                                                                                  2001             2000             1999
                                                                                  ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................................  $ (51,197)       $ (50,611)       $ (26,212)
  Adjustments to derive cash flow from operating activities:
    Extraordinary loss ......................................................         --            1,418               --
    Loss on disposal of fixed assets ........................................        109              554               74
    Deferred income tax benefit .............................................       (628)          (1,111)            (457)
    Depreciation and amortization ...........................................     75,668           63,125           36,479
    Amortization of senior discount notes ...................................      6,722            5,925            4,218
    Amortization of deferred financing fees .................................      1,910            1,795            1,226
    Amortization of deferred subscriber acquisition costs ...................      9,516            5,786            2,488
    Deferred subscriber acquisition costs ...................................    (16,404)         (18,371)          (9,734)
    Unearned installment income .............................................       (659)            (807)           1,110
    Change in certain assets and liabilities, net of business acquisitions:
      (Increase) decrease in accounts receivable ............................     13,753           (9,723)         (12,268)
      (Increase) decrease in inventory ......................................      1,685             (135)          (3,225)
      (Decrease) increase in accrued expenses ...............................      1,770           (8,563)           3,716
      Increase (decrease) in accounts payable ...............................     (3,984)           6,191          (14,729)
      (Decrease) increase in advance billings ...............................     (1,240)              (3)           2,099
      Other, net ............................................................      1,014            1,074              821
                                                                               ---------        ---------        ---------
        Net cash provided by (used in) operating activities .................     38,035           (3,456)         (14,394)
                                                                               ---------        ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash .................................................       (979)         (44,665)        (306,176)
  Proceeds from the sale of fixed assets ....................................        313              239              160
  Capital expenditures for property and equipment and intangibles ...........    (42,242)         (45,683)         (30,895)
                                                                               ---------        ---------        ---------
        Net cash used in investing activities ...............................    (42,908)         (90,109)        (336,911)
                                                                               ---------        ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior subordinated notes .........................         --               --          115,000
Change in book overdrafts ...................................................     (5,322)          (6,820)          12,142
Borrowings under revolver ...................................................     19,800           39,400           33,500
Repayment of revolver .......................................................     (2,500)         (60,400)          (8,500)
Borrowings from senior credit facility ......................................         --           10,000          165,000
Repayments of senior credit facility ........................................     (5,193)          (3,600)              --
Proceeds from issuance of senior discount notes .............................         --               --           39,996
Proceeds from sale of interest rate swap ....................................         --            4,364               --
Proceeds from issuance of preferred stock, net of fees ......................         --           82,790               --
Proceeds from issuance of membership units ..................................         --           35,636           24,279
Repayment of floating rate notes ............................................         --          (36,540)              --
Borrowing of floating rate notes ............................................         --           36,000               --
Repayment of notes payable to related parties ...............................         --           (3,000)         (41,683)
Issuance of notes payable to related party ..................................         --               --           30,000
Repayments of other debt ....................................................     (2,341)          (2,038)          (3,534)
Payment of fees associated with the financing ...............................         --           (1,490)         (13,913)
                                                                               ---------        ---------        ---------
        Net cash provided by financing activities ...........................      4,444           94,302          352,287
                                                                               ---------        ---------        ---------
INCREASE (DECREASE) IN CASH .................................................       (429)             737              982
CASH , BEGINNING OF PERIOD ..................................................      3,012            2,275            1,293
                                                                               ---------        ---------        ---------
CASH, END OF PERIOD .........................................................  $   2,583        $   3,012        $   2,275
                                                                               =========        =========        =========
    Significant non-cash activities:
    Issuances of common stock in connection with acquisitions ...............        143            1,258           21,880
    Issuances of common stock in connection with conversion of sponsor notes.     35,435               --               --
    Capital lease obligations ...............................................      1,691            4,550            1,644

   The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                    MEMBERS' INTEREST AND COMPREHENSIVE LOSS
                        (In thousands, except for units)

                                      ----------------------------------------------------------------------------------------
                                               Class A                Class B
                                               -------                -------
                                                                                                     Accumulated     Total
                                                                                     Accumulated        Other       Members'
                                         Units       Dollars      Units     Dollars    Deficit      Comprehensive   Interest
                                                                                                        Loss
                                      ----------------------------------------------------------------------------------------
Balance, December 31, 1998               27,262     $ 27,262       2,414    $    --  $  (1,002)       $     --      $ 26,260

   Net loss                                                                            (26,212)                      (26,212)
   Issuance of units                     40,198       40,198       7,867      2,822                                   43,020
   Split of common units affected in
    the form of a dividend                3,139        3,139                            (3,139)
                                      ---------------------------------------------------------------------------------------
Balance, December 31, 1999               70,599     $ 70,599      10,281    $ 2,822  $ (30,353)       $     --      $ 43,068

   Net loss                                                                            (50,611)                      (50,611)
   Issuance of units                     26,311       42,383       2,529          4                                   42,387
   Preferred return on preferred units                (2,302)                  (304)                                  (2,606)
                                      ---------------------------------------------------------------------------------------
Balance, December 31, 2000               96,910     $110,680      12,810    $ 2,522  $ (80,964)       $     --      $ 32,238

Comprehensive loss:
   Net loss                                                                            (51,197)                      (51,197)
   Cumulative effect of change in
    accounting principle                                                                                (1,653)       (1,653)
   Change in unrealized losses on
    derivative                                                                                            (802)         (802)
                                                                                      ---------        --------     ---------
   Total comprehensive loss                                                            (51,197)         (2,455)      (53,652)
                                                                                                                    ---------

   Net Issuance (repurchase) of units    35,512       35,512      (2,284)        23                                   35,535
   Preferred return on preferred units               (13,051)                (1,282)                                 (14,333)
                                      ----------------------------------------------------------------------------------------
Balance, December 31, 2001              132,422     $133,141      10,526    $ 1,263  $(132,161)       $ (2,455)     $   (212)
                                      ----------------------------------------------------------------------------------------

   The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC

1.   Summary of Significant Accounting Policies

     Organization--Muzak Holdings LLC and its subsidiaries (the "Company"), previously known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of Delaware. In March 1999, the Company changed its name from Audio Communications Network LLC ("ACN") to Muzak LLC concurrent with the merger of Muzak Limited Partnership (Old Muzak") and ACN. The Company provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company and its subsidiaries.

     As of December 31, 2001, ABRY Partners, LLC and its respective affiliates, collectively own approximately 64.2% of the beneficial interests in the Company's voting interests.

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

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financials statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Book overdraft--There was no book overdraft as of December 31, 2001. Book overdraft of $5.3 million as of December 31, 2000 is included in accounts payable.

     Concentration of Credit Risk--Concentrations of credit risk with respect to trade accounts receivable are limited as the Company sells its products to clients in diversified industries throughout the United States. The Company does not require collateral from its clients, but performs ongoing credit evaluations of its clients' financial condition and maintains allowances for potential credit losses. Actual losses have been within management's expectations and estimates.

     In addition, the Company leases satellite capacity primarily through three lessors under operating leases. The Company transmits 78% of its music programs via broadcast satellite. Although alternate satellite capacity exists, loss of these suppliers of satellite capacity could temporarily disrupt operations. The Company attempts to mitigate these risks by working closely with the lessors.

     Inventories--Inventories consist primarily of electronic equipment and are valued at the lower of cost or market. Cost is determined on the first-in, first-out basis.

     Property and Equipment--Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Sound and music equipment installed at client premises under contracts to provide music programming services is transferred from inventory to property and equipment at cost plus an allocation of installation costs and is amortized over 5 years. Impairment losses are recognized if recorded values exceed undiscounted future cash flows, by reducing them to estimated fair value. No impairment losses were recognized by the Company for the periods presented.

     Intangible Assets--Intangible assets consist of the cost in excess of the fair value of net assets acquired in transactions accounted for as purchases (goodwill), income producing contracts acquired through acquisition, and other identifiable intangibles.

      Management evaluates the recoverability of intangibles by comparing recorded values to the undiscounted future cash flows that are expected to be generated by such assets. Impairment losses are recognized if recorded values exceed undiscounted future cash flows, by reducing them to estimated fair value. No impairment losses were recognized by the Company for the periods presented.

                               MUZAK HOLDINGS LLC

     Deferred Charges and Other Assets, Net--Deferred charges and other assets consist primarily of subscriber acquisition costs. Subscriber acquisition costs are direct sales commissions incurred in connection with acquiring new subscribers, which are amortized as a component of selling, general, and administrative expenses over the life of the client contract or five years, whichever is shorter, on a straight-line basis. If a client contract terminates early, the unamortized subscriber acquisition costs is typically recovered from the salesperson. The net subscriber acquisition balances were $37.4 million and $30.6 million at December 31, 2001 and December 31, 2000, respectively. Deferred financing costs are also included in deferred charges and other assets, net and are charged to interest expense over the term of the related agreements.

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

     Revenue Recognition--Revenues from music services are recognized during the period the service is provided based upon the contract terms. Revenues for equipment sales and related installation are recognized upon delivery or installation. Contracts are typically for a five-year non-cancelable period with renewal options for an additional five years. Fees received for services to franchisees are recognized as revenues in the month services are provided.

     Derivative Financial Instruments--The Company uses derivative financial instruments to convert variable interest rate debt to fixed interest rate debt to reduce its exposure to fluctuations in interest rates as dictated by the senior credit facility.

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. In accordance with SFAS 133, the Company's derivative is recognized on the balance sheet at its fair value since it is designated as a cash flow hedging instrument. The hedge is 100% effective for exposures to interest rate fluctuations. As a result of the 100% effectiveness of the hedge, changes in the fair value of the derivative are recorded each period in other comprehensive loss. Upon adoption, the Company recorded an adjustment to other comprehensive loss to recognize the fair value of the unrealized losses related to the Company's interest rate swap of $1.7 million. This unrealized loss increased by $0.8 million during the year ended December 31, 2001 and the cumulative unrealized losses on the Company's interest rate swap was $2.5 million as of December 31, 2001. As of December 31, 2001, the Company expects to reclassify $2.5 million of net losses on the interest rate swap from other comprehensive loss to earnings during the next twelve months.


Recently Issued Accounting Standards

     Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. However, this standard removes goodwill from its scope and revises the approach for evaluating impairment. The Company is evaluating the impact of the adoption of SFAS No. 144, but does not expect that implementation of this standard will have a significant financial impact. This statement is effective January 1, 2002.

                               MUZAK HOLDINGS LLC

     Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated legal obligations of such asset retirement costs. The Company does not expect that implementation of this standard will have a significant financial impact. This Statement is effective beginning January 1, 2003.

     Business Combinations and Goodwill and Other Intangible Assets

         In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations". The provisions of SFAS No. 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (iii) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supercedes APB 17, "Intangible Assets" and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing the potential future impairments of goodwill, and (iv) remove the 40 year limitation on the amortization period of intangible asses that have finite lives.

         The provisions of SFAS No. 142 will be adopted by the Company on January 1, 2002. The Company is in the process of preparing for its adoption of SFAS No. 142. In connection with the adoption of SFAS No. 142, the Company expects to reclassify other intangibles of $6.4 million related to trained workforce to goodwill. In addition, the Company expects that it will not longer record approximately $9.5 million annually of amortization relating to its existing goodwill and indefinite lived intangibles, as adjusted for the reclassification referred to above. The Company is also in the process of evaluating the useful lives of its existing intangible assets and anticipates that changes in the useful lives, if any, will not have a material impact on the results of its operations.

         SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, the Company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (also measured as of the beginning of the fiscal year in year of transition), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process that compares the fair value to the carrying amount of the assets as of the beginning of the fiscal year, and pursuant to the requirements of SFAS No. 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests in 2002 will be reflected as the cumulative effect of a change in accounting principle. The Company has not yet determined what effect these impairment tests, or what additional effects the adoption of SFAS No. 141 and SFAS No. 142 , will have on its financial statements.

     Reclassifications--Certain prior year items have been reclassified to conform with the 2001 presentation.


2.   Acquisitions

     On May 31, 2001, the Company acquired Sound of Music, LTD ("Sound of Music"), the Company's independent franchisee operating in Wisconsin for a cash purchase price of $1.0 million. In connection with this acquisition, the Parent issued $0.1 million in common membership units, which has been reflected as a non-cash equity contribution from the Parent to the Company.

     The Company made twenty-one acquisitions between the merger on March 18, 1999 and December 31, 2000. These acquisitions were comprised of eleven in market competitors, including four business music providers and seven marketing on-hold/or in-store messaging providers, and ten franchises, for an aggregate cash purchase price of $86.6 million, excluding transaction costs. Additionally, the Parent issued $1.2 million and $16.0 million in common membership units in conjunction with certain acquisitions in 2000 and 1999, respectively, which have been reflected as a non-cash equity contribution from the Parent to the Company.

     The results of operations of the acquired companies are included in the Company's consolidated statement of operations for the periods in which they were owned by the Company.

     The acquisitions were accounted for under the purchase method of accounting. Accordingly, the consideration was allocated to the net assets acquired based on the fair market values at the date of acquisition. The excess of purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible assets acquired approximated $158.5 million and is being amortized over a period of twenty years on a straight-line basis. The Company will adopt SFAS 142 on January 1, 2002, and as a result, will no longer amortize goodwill and other indefinite life intangibles.

                               MUZAK HOLDINGS LLC

     The estimated fair value of assets acquired and liabilities assumed relating to the acquisitions is summarized below (in thousands):

                                                    Fiscal Year Ended
                                       December 31, 2001       December 31, 2000
                                       -----------------       -----------------
Property, plant and equipment                $  235                 $  2,299
Other Intangibles                               581                   25,166
Goodwill                                        284                    7,908
                                             ------                 --------
Total purchase price, including
transaction costs                            $1,100                 $ 35,373
                                             ======                 ========

     During 2000, the Company paid the remaining purchase price of $10.3 million for the 1999 acquisition of Mountainwest Audio Inc. The consolidated statement of cash flows for the year ended December 31, 2000 includes this remaining purchase price.

     The following presents the unaudited pro forma results assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2001 and 2000. These pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).

                                                  Fiscal Year Ended
                                                  -----------------
                                       December 31, 2001     December 31, 2000    December 31, 1999
                                       -----------------     -----------------    -----------------
                                          (unaudited)         (unaudited)            (unaudited)
     Revenues ........................     $ 203,615           $ 198,065              $ 181,453
     Loss from operations ............       (11,849)             (3,177)                  (854)
     Loss before extraordinary item ..       (44,074)            (43,177)               (40,515)
     Net loss ........................       (44,074)            (44,595)               (40,515)

3.   Property and Equipment

   Property and equipment consist of the following (in thousands):

                                          Useful
                                           Life      December 31,   December 31,
                                          (Years)        2001           2000
                                          -------        ----           ----
   Equipment provided to subscribers ...    4-6       $ 121,084      $ 99,305
   Capitalized installation labor ......      5          48,802        33,341
   Equipment ...........................    4-7          21,151        18,102
   Other ...............................   3-30          16,248        13,832
                                                      ----------     ---------
                                                        207,285       164,580
   Less accumulated depreciation .......                (89,266)      (49,017)
                                                      ----------     ---------
                                                      $ 118,019      $115,563
                                                      ==========     =========

     Included in equipment and other at December 31, 2001 and 2000 is $5.0 million and $6.7 million, respectively of equipment under capital leases, net of accumulated amortization of $6.6 million and $3.1 million, respectively. Depreciation of property and equipment was $40.8 million, $30.8 million, and $17.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                            MUZAK HOLDINGS LLC

4.   Intangible Assets

     Intangible assets consist of the following (in thousands):

                                            Useful
                                             Life     December 31,  December 31,
                                            (Years)       2001          2000
                                             -----        ----          ----
     Goodwill ............................     20      $ 158,488     $ 158,172
     Income producing contracts ..........   8-14        154,048       153,485
     License agreements ..................     20          5,082         5,082
     Deferred production costs ...........     10          4,437         3,166
     Trademarks ..........................      5         14,935        14,979
     Non-compete agreements ..............    1-7         23,869        24,604
     Trained workforce....................      5          6,375         6,375
     Other ...............................   5-20         10,778        10,649
                                                       ----------    ----------
                                                         378,012       376,512
     Less accumulated amortization .......               (85,466)      (51,968)
                                                       ----------    ----------
                                                       $ 292,546     $ 324,544
                                                       ==========    ==========

     Amortization of intangible assets was $34.9 million, $32.3 million, and $18.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

5.   Accrued Expenses

     Accrued expenses are summarized below (in thousands):

                                                       December 31, December 31,
                                                           2001         2000
                                                           ----         ----
     Accrued interest .............................      $ 6,493      $ 5,214
     Accrued compensation and benefits ............        3,671        2,382
     Amounts payable to independent franchisees ...        1,278        2,337
     Other ........................................        9,836        9,608
                                                         -------      -------
                                                         $21,278      $19,541
                                                         =======      =======

6.   Debt

     Debt obligations consist of the following (in thousands):

                                                       December 31, December 31,
                                                           2001         2000
                                                           ----         ----
     Related party notes ............................    $     --     $ 27,000
                                                         ========     ========
     Long term debt:
          Revolving loan--Senior credit facility ....    $ 21,300     $  4,000
          Senior credit facility ....................     166,207      171,400
          Senior subordinated notes .................     115,000      115,000
          Senior discount notes .....................      56,861       50,139
          Other .....................................       2,552        2,632
                                                         ---------    ---------
          Total debt obligations ....................     361,920      343,171
          Less current maturities ...................      (6,775)      (5,281)
                                                         ---------    ---------
                                                         $355,145     $337,890
                                                         =========    =========

Senior Credit Facility

     In March 1999, the Company entered into a senior credit facility ("Senior Credit Facility") consisting of: (i) a term loan facility in the amount of $30.0 million payable in semi-annual installments until final maturity on December 31, 2005 ("Term Loan A"); (ii) a term loan facility in the amount of $105.0 million payable in semi-annual installments until final maturity on December 31, 2006 ("Term Loan B") (together with Term Loan A, the "Term Loans"); and (iii) a revolving loan (the "Revolving Loan") in an aggregate principal amount of up to $35.0 million terminating on December 31, 2005. In July 1999, the Company amended the Senior Credit Facility which increased the principal amount of the Term Loan B by $30.0 million to $135.0 million. The Company had $13.3 million of borrowing availability under its revolving loan as of December 31, 2001. Availability under the revolving loan has been reduced by outstanding letters of credit of $0.4 million.

                               MUZAK HOLDINGS LLC

     The Senior Credit Facility is guaranteed by the Company and certain 100% owned subsidiaries. The non-guarantor subsidiary is minor and the consolidated amounts in the Company's financial statements would be representative of the combined guarantors. The Senior Credit Facility contains restrictive covenants including maintenance of interest, senior and total leverage, and fixed charge ratios, and various other restrictive covenants which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling assigning, transferring, leasing, conveying, or otherwise disposing of assets. These conditions, with the exception of the capital expenditure covenant, were satisfied as of December 31, 2001. The Company exceeded its capital expenditures covenant in 2001. On March 8, 2002, the Company received a waiver from the requisite lenders with respect to the capital expenditures covenant. The Company believes that it will be in compliance with these financial covenants and restrictions during 2002.

     Indebtedness under the Term Loan A and the Revolving Loans bear interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 1.50% to 2.50% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.5% to 3.5%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, interest, depreciation, amortization and other non cash charges) were 2.25% in the case of Alternate Base Rate and 3.25% in the case of LIBOR as of December 31, 2001. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (as described above) plus a margin of 2.5% or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 4.0%. The weighted average rate of interest on the Senior Credit Facility, including the effects of the interest rate swap, was 8.74% and 10.2% at December 31, 2001 and 2000, respectively.

     In March 2002, the Company entered into the sixth amendment under the Senior Credit Facility which increased its aggregate revolving loan commitment under the Senior Credit Facility by $20.0 million, for a total commitment of $55.0 million, and amended certain financial covenants and applicable margins. In March 2002, the Company borrowed $10.0 million from MEM Holdings LLC in the form of junior subordinated unsecured notes ("Sponsor Notes"), the proceeds of which were used to repay outstanding revolving loan balances. The notes accrue interest at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30, or December 31 will bear interest at 15% per annum until such interest is paid or extinguished. The sponsor notes are junior and subordinate to payments for the Senior Credit Facility, and the Senior subordinated notes. At any time, the sponsor notes may be converted into class A-2 units of the Company at the direction of MEM Holdings. If the sponsor notes have not been repaid in full as of September 2003, the sponsor notes will automatically be converted into class A-2 units of the Company.

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

Senior Subordinated Notes

     On March 18, 1999, Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes ("Senior Subordinated Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Company and Muzak Finance and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and Muzak Finance. The Senior Subordinated Notes are guaranteed by MLP Environmental Music LLC, Business Sound Inc., BI Acquisition LLC, Audio Environments Inc., Background Music Broadcasters Inc., Muzak Capital Corporation, Telephone Audio Productions Inc., Muzak Houston Inc., Vortex Sound Communications Company Inc., and Music Incorporated. The Company's non-guarantor subsidiary is minor and the consolidated amounts in the Company's financial statements are representative of the combined guarantors. The indenture governing the Senior Subordinated Notes prohibits the Company from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. Before March 15, 2002, the issuers may redeem up to 35% of the aggregate principal amount of the Notes originally issued under the indenture at a redemption price of 109.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings if certain conditions are met. After March 15, 2004, the issuers may redeem all or part of the Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

Senior Discount Notes

                               MUZAK HOLDINGS LLC

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


Related Party Notes

     From July 1, 1999 through November 24, 1999, the Company borrowed an aggregate amount of $30.0 million, from MEM Holdings LLC in the form of Junior Subordinated Unsecured Notes (the "sponsor notes"). MEM Holdings is a Company that owns 64.2% of the voting interests in the Parent. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

     The Company repaid the $3.0 million sponsor note with the proceeds from its preferred membership unit offering in October 2000. The remaining $27.0 million, plus $6.7 million of accrued interest, was converted into Class A units of the Company in May 2001.


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

Liquidity

     The Company's principal sources of funds will continue to be cash flows from operations and borrowings under the senior credit facility. As of December 31, 2001, the Company had outstanding debt of $187.5 million under its senior credit facility, with additional available borrowings of up to $13.3 million. Based upon current and anticipated levels of operations, the Company believes that its cash flows from operations, combined with availability under the senior credit facility, as amended, will be adequate to meet its liquidity needs for the forseeable future. The Company is continuing its efforts to reduce accounts receivable and inventory balances, while implementing additional cost-saving initiatives. Overall, the Company's business plan anticipates continued growth in new client locations and operational improvements. The Company's future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, its dependence on license agreements and other factors that are beyond its control.

Annual Maturities

     Annual maturities of long-term debt obligations are as follows (in thousands):

            2002 ..............................................       $ 6,775
            2003 ..............................................         7,855
            2004 ..............................................        27,742
            2005 ..............................................        64,233
            2006 ..............................................        81,699
            Thereafter ........................................       173,616

     Total interest paid by the Company on all indebtedness was $28.9 million, $36.5 million, and $14.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                               MUZAK HOLDINGS LLC

     On January 28, 2000, the Company entered into a new interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 7.042% fixed rate debt. The interest rate swap agreement terminates on April 19, 2002. This agreement is designated as a hedge of interest rates, and the differential to be paid or received on the swap is accrued as an adjustment to interest expense as interest rates change. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement. However, the Company does not anticipate nonperformance by the counterparty. The effect of this interest rate protection agreement on the operating results of the Company was to increase interest expense by $2.7 million for the year ended December 31, 2001.


Fair Value of Financial Instruments

     The estimated fair values of the Company's debt as of December 31, 2001 and December 31, 2000 were $331.8 million and $348.0 million, respectively. The fair value of the Senior Notes and Senior Discount Notes are based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value.

     The fair value of the interest rate swap agreement was a loss of approximately $2.5 million as of December 31, 2001. The fair values of interest rate swaps are obtained from dealer quotes which represents the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and creditworthiness of the counterparties.

7. Mandatorily Redeemable Preferred Units

     On October 18, 2000, the Company completed a private placement of 85,000 series A preferred membership units ("preferred units") and 5,489 Class A common units for a total of $85 million.

     The $85.0 million in proceeds was allocated as follows: (i) $5.5 million to Class A units, and (ii) $77.1 million to the preferred units, net of commitment fees and transaction costs of $2.4 million. The outstanding preferred units are entitled to receive a preferential return equal to 15% per annum, which accrues and is compounded quarterly, before any distributions are made with respect to any other common units. The discount between the amount allocated to the preferred units of $77.1 million and the $85.0 million in capital value is being amortized over the period from the date of issuance to October 17, 2011. The amortization of the discount and the preferential return on the preferred units is being recorded as an adjustment to members' interest.

     The Company has the option to redeem the preferred units under the terms of the Securities Purchase Agreement, at any time after a qualified initial public offering or change of control or after October 18, 2003, in whole or in part, at an amount equal to the unreturned capital contribution of $85.0 million plus accrued preferential returns plus a prepayment premium. For redemptions upon a qualified initial public offering or change of control, the prepayment premium may be up to 5% of an amount based on the amount distributed in the redemption and for redemptions after October 18, 2003, the prepayment premium may be up to 6% of such amount.

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

     On May 8, 2001, the Company entered into the first amendment to the Securities Purchase Agreement which entitled the holders of the preferred units to receive additional Class A units for anti-dilution purposes upon the conversion of any sponsor notes that were outstanding as of October 18, 2000. In connection with this conversion of $27.0 million sponsor notes plus accrued interest into Class A units in May 2001, the Company issued 1,769 Class A units to the holders of the preferred units.

     The Securities Purchase Agreement contains certain financial covenants including maintenance of interest, total leverage, adjusted annualized operating cash flow, and maximum consolidated capital expenditures. In addition, the Company is generally prohibited from paying dividends or making other restrictive payments, certain transactions with affiliates, entering into restrictive agreements, and from consolidating with any other person or selling, assigning, transferring, leasing, conveying or otherwise disposing of assets. These conditions, with the exception of the capital expenditure covenant and the total leverage covenant, were satisfied as of December 31, 2001.

                               MUZAK HOLDINGS LLC

     On March 8, 2002, the Company entered into the second amendment to the Securities Purchase Agreement which amended the consolidated capital expenditure covenant for 2001 and allowed for an increase to consolidated operating cash flow for amounts designated by the Company with respect to license fees up to a certain amount. As a result of the amendment, the Company was in compliance with all covenants as of December 31, 2001.

     If there are violations of financial covenants which are not waived or amended, the holders of the preferred membership units would be entitled to receive a preferential return equal to 17% per annum, as opposed to 15%, which would accrue quarterly, as long as the violation is continuing. However, if there were a violation that continued for a period of one year, the holders of the preferred membership units would also be entitled to two Class B director seats on the Board of Directors.


8.   Lease Commitments

     The Company is the lessee under various long-term operating and capital leases for machinery, equipment, buildings, and vehicles for periods ranging from 2 years to 17 years. The Company has also entered into various agreements to lease transponders to transmit music programs via direct broadcast satellite. The majority of these leases contain renewal provisions.

     At December 31, 2001, future minimum lease payments under operating and capital leases are as follows (in thousands):

     Fiscal Year Ending                             Capital    Operating
     ------------------                             -------    ---------
     2002 ....................................       $2,581     $  9,030
     2003 ....................................        1,502        8,276
     2004 ....................................          977        7,770
     2005 ....................................          622        4,596
     2006 ....................................           --        3,464
     Later Years .............................           --       22,502
     Less Imputed Interest ...................         (550)          --
     Less Executory Cost .....................         (412)          --
                                                     ------     --------
                                                     $4,720     $ 55,638
                                                     ======     ========

     Rental expense under operating leases was $9.8 million, $9.1 million, and $6.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                               MUZAK HOLDINGS LLC

9.   Employee Benefit Plans

     The Company maintains a defined contribution plan. Substantially all employees are covered under a plan whereby eligible employees may contribute up to 14% of their compensation per year, subject to certain tax law restrictions. The Company makes matching contributions of 60% of the first 6% of the total base salary contributed by the employee each year. Participants are immediately vested in their contributions as well as the employer's contributions.

     Plan expense was $1.5 million, $1.4 million, and $0.8 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

10.  Income Taxes

     The provision (benefit) for income taxes is as follows (in thousands):

                                      Year Ended            Year Ended           Year Ended
                                   December 31, 2001     December 31, 2000    December 31, 1999
                                   -----------------     -----------------    -----------------
Current tax:
     Federal ..................             $  --              $     --             $    8
     State ....................                33                    29                 10
                                            ------             ---------            -------
                                               33                    29                 18
Deferred tax benefit:
     Federal ..................              (558)                 (937)              (384)
     State ....................               (78)                 (174)               (73)
                                            ------             ---------            -------
                                             (628)               (1,111)              (457)
                                            ------             ---------            -------
                                            $(595)             $ (1,082)            $ (439)
                                            ======             =========            =======

     The Company's effective tax rate differs from the statutory federal tax rate for the following reasons:

                                                                 Year Ended            Year Ended            Year Ended
                                                             December 31, 2001     December 31, 2000     December 31, 1999
                                                             ------------------    ------------------    -----------------
Federal tax benefit of statutory rates ....................        $(15,692)             $(15,903)              $ (7,761)
State income taxes ..........................................           (89)                  (94)                   (40)
Goodwill and nondeductible expenses .........................           138                    96                     30
Loss earned by partnership not subject to corporate
   income tax ...............................................        15,048                14,819                  7,332
                                                                   --------              --------               --------
                                                                   $   (595)             $ (1,082)              $   (439)
                                                                   ========              ========               ========

     The components of the net deferred tax (liability) at December 31 are as follows (in thousands):

                                                                                                   2001            2000
                                                                                                   ----            ----
Net operating loss carryforwards .............................................................   $     --        $    929
Property and equipment .......................................................................        (73)           (179)
Intangible assets ............................................................................     (4,210)         (5,552)
Capitalized commissions ......................................................................         --            (159)
Other ........................................................................................        288             119
                                                                                                 --------       ---------
   Net deferred tax liability (included in other long term liabilities) ......................   $ (3,995)       $ (4,842)
                                                                                                 ========       =========

                               MUZAK HOLDINGS LLC

11.  Related Party Transactions

     During October 1998, the Company entered into a Management and Consulting Services Agreement, as amended and restated as of March 18, 1999 ("Management Agreement") with ABRY Partners which provides that the Company will pay a management fee as defined in the Management Agreement. During both 2001 and 2000, the Company incurred fees of $0.3 million under this agreement. There were no fees incurred under the agreement during 1999. Either the Company or ABRY Partners, with the approval of the Board of Directors of the Parent, may terminate the Management Agreement by prior written notice to the other.

     During fiscal 1999, Muzak LLC borrowed $30.0 million from MEM Holdings under junior subordinated notes. The Company repaid the $3.0 million Sponsor Note during 2000. The remaining $27.0 million, plus $6.7 million of accrued interest, was converted into Class A units of the Company in May 2001.

12.  Muzak Holdings Finance Corp.

     Muzak Holdings Finance Corp. is a co-issuer of the Senior Discount Notes and had no operating activities during the twelve months ended December 31, 2001.

13.  Members' Interest

     The Company has issued two classes of equity units: Class A units ("Class A units") and Class B units ("Class B units") (collectively, the "units"). Each class of units represents a fractional part of the membership units of the Company.

Voting Units

         The Company has authorized and issued Class A, Class A-1, and
Class A-2 units. The Class A-1 and Class A-2 units represent a class of membership interests in the Company and have the rights and obligations specified in the Company's Fourth Amended and Restated Limited Liability Company Agreement. Each Class A, A-1 and A-2 unit is entitled to voting rights equal to the percentage that such units represent of the aggregate number of outstanding Class A, Class A-1, and Class A-2 units. Each Class A, Class A-1 and Class A-2 unit accrues a preferred return annually on the capital value of such unit at a rate of 15% per annum. The Company cannot pay distributions (other than tax distributions or distributions related to the mandatorily redeemable preferred stock) in respect of other classes of securities (including distributions made in connection with a liquidation) until the preferred return and capital value of the Class A, Class A-1, and Class A-2 units are paid to each holder thereof. In the event any residual value exists after other classes of membership interests receive their respective priorities, holders of Class A , Class A-1, and Class A-2 units are entitled to participate pro rata with other holders of common units in such residual value. As of December 31, 2001, the Company had 123,494 Class A units outstanding and 8,928 Class A-1 units outstanding. There were no outstanding Class A-2 units as of December 31, 2001.

   Non Voting Units

         The Class B units are non-voting equity interests in the Company which are divided into four subclasses, Class B-1 units, Class B-2 units, Class B-3 units, and Class B-4 units. Each holder of Class B units is entitled to participate in Last Priority Distributions, if any, provided that Priority Distributions on all voting interests have been paid in full. The Company is authorized to issue Class B-5 units, however no B-5 units are outstanding as of December 31, 2001. The Class B-1 units, B-2 units, and B-3 units have a vesting period of five years, and the Class B-4 units vest immediately upon issuance. Upon a change in control, as defined, all of these units become fully vested and exercisable. As of December 31, 2001 and 2000, the Company had 2,500 and 3,261 B-1 units outstanding, respectively. As of December 31, 2001 and 2000, the Company had 2,508 and 3,269 B-2 units outstanding, respectively. As of December 31, 2001 and 2000 the Company had 2,516 and 3,278 B-3 units outstanding, respectively. As of December 31, 2001 and 2000, the Company had 3,002 B-4 units outstanding. Pursuant to the terms of certain individual employment agreements, the Company has provided key employees with equity units of the Company. In the event of employee termination, the Company retains the right to repurchase unvested units at the original purchase price. Units vest over five years.

14.  Commitments and Contingencies

                               MUZAK HOLDINGS LLC

   Litigation

     The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of the Company believes that the resulting liability, if any, will not have a material effect upon the Company's consolidated financial statements or liquidity.

     The industry wide agreement between business music providers and Broadcast Music, Inc. "BMI" expired in December 1993. Since this time the Company has been operating under an interim agreement pursuant to which the Company has continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. The Company is involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable by the Company and its owned operations as well as licensed independent franchisees to BMI. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to December 31, 2001, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. The Company vigorously contests BMI's assessment. The eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. A trial date has not been set.

     The industry wide agreement between business music providers and American Society of Composers, Authors and Publishers ("ASCAP") expired in May 1999. Negotiations between ASCAP and the Company began in June 1999, and the Company has continued to pay ASCAP royalties at the 1999 rates. We paid $8.0 million, $8.6 million, and $4.1 million in royalties to ASCAP, BMI, and SESAC in 2001, 2000, and 1999, respectively.

     In October 1998 the Digital Millennium Copyright Act was enacted. The Act provides for a statutory license for digital copies granted from the copyright owner of the master recordings. Ephemeral copies refer to temporary copies of master sound recordings made to enable or facilitate the digital transmission of such recordings. The Digital Millennium Copyright Act did not specify the rate and terms of the license. As a result, the United States Copyright Office convened a Copyright Arbitration Royalty Panel to recommend an ephemeral royalty rate, and such Panel published a report that was released in February 2002.

     The Panel recommended an ephemeral royalty rate of ten percent (10%) of gross proceeds applicable to the use of ephemeral copies of copyrighted recordings. That recommendation is now subject to the review of the Librarian of Congress, who can either modify or adopt such recommendation. Upon publication of the Librarian's determination in the Federal Register, such determination may further be appealed to the United States Court of Appeals for the District of Columbia Circuit.

                               MUZAK HOLDINGS LLC

     Since a final determination has yet to be published by the Librarian of Congress and an appeal of any such final determination may arise after such publication, we cannot currently predict what the ultimate ephemeral royalty rate or license terms are likely to be. As a result, we cannot predict the extent of our exposure for retroactive royalty payments dating back to October 1998 under the Digital Millennium Copyright Act. However with respect to future revenue, we believe our exposure is minimal, as we believe our current satellite technologies do not require use of ephemeral copies. Nonetheless, there can be no assurances that the collective for the copyright owners, the Record Industry Association of America, will refrain from investigating or otherwise challenging the applicability of the statute to our satellite technologies.

   Other Commitments

     As of December 31, 2001, the Company has approximately $32.4 million in outstanding capital expenditure commitments covering a five-year period. The Company, as discussed in Note 8 above, is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

15.  Quarterly Financial Data (Unaudited): (In Thousands)

     The quarterly data below is based on the Company's fiscal periods.

                                                                                              Fiscal 2001
                                                                                              -----------
                                                                           First         Second          Third        Fourth
                                                                          Quarter        Quarter        Quarter       Quarter
                                                                         ---------      ---------      ---------     ---------
Net Revenues .........................................................   $ 49,968       $ 50,736       $ 50,526      $ 52,131
Gross Profit, excluding depreciation and amortization (a) ............     33,321         33,826         32,611        32,096
Loss from operations before extraordinary item (b) ...................    (13,473)       (11,311)       (12,523)      (13,890)
Net Loss .............................................................    (13,473)       (11,311)       (12,523)      (13,890)

                                                                                              Fiscal 2000
                                                                                              -----------
                                                                           First         Second          Third        Fourth
                                                                          Quarter        Quarter        Quarter       Quarter
                                                                         ---------      ---------      ---------     ---------
Net Revenues .........................................................   $ 43,695       $ 48,016       $ 49,859      $ 50,578
Gross Profit, excluding depreciation and amortization ................     27,991         29,775         31,896        33,711
Loss from operations before extraordinary item .......................    (11,241)       (14,409)       (12,621)      (10,922)
Net Loss .............................................................    (11,241)       (14,409)       (12,621)      (12,340)

(a) The fourth quarter of 2001 includes a $1.2 million charge related to a license fee audit.
(b) The first quarter of 2001 includes a charge of $0.7 million related to the postponed private placement of Senior Subordinated Notes.

     Historically, Muzak has experienced slight seasonality in its equipment and related services revenues and costs of revenues resulting primarily from a significant retail client base which constructs and opens new retail stores in time for the fourth quarter holiday season. Accordingly, Muzak experiences higher equipment and related services revenues and costs of goods in the third and fourth quarters, as opposed to the first half of the year, as a result of the installation and servicing of these new retail locations. However, this seasonality was less of a factor during 2001 due to less capital spending associated with a reduction in new location store build outs among national clients, particularly within the retail sector.

                                   Muzak LLC
                Schedule II - Valuation and Qualifying Accounts
                 Years Ended December 31, 2001, 2000, and 1999


                                              Balance at    Additions/Charges                  Balance
                                               Beginning         to Costs                     at end of
                                             of Period ($)  and Expenses(a)($) Deductions($)   Period($)
                                             -------------  ------------------ -------------  ----------
For the year ended December 31, 2001
  Allowance for doubtful accounts receivable     4,066           2,381           (4,504)         1,943


For the year ended December 31, 2000
  Allowance for doubtful accounts receivable     3,683             817             (434)         4,066

For the year ended December 31, 1999
  Allowance for doubtful accounts receivable       450           3,564             (331)         3,683


(a) Includes allowances acquired in conjunction with business acquisitions.