Form 10-Q
period 2002-03-31
MUZAK LLC; MUZAK FINANCE CORP
filed 2002-05-15
CIK 1085321, 1086484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

                                  -------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002.

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
            (State or Other Jurisdiction of              (I.R.S. Employer
            Incorporated or Organization)                Identification No.)

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

Muzak Finance Corp. had 100 shares of outstanding common stock as of May 15, 2002.

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                    MUZAK LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      March 31,          December 31,
                                                                                        2002                 2001
                                                                                     (unaudited)
                                                                                   ---------------      ---------------
                                      ASSETS
Current assets:
     Cash ......................................................................       $     514           $   2,583
     Accounts receivable, net of allowances of $1,760 and $1,943 ...............          23,328              24,313
     Inventory .................................................................           9,459               9,402
     Prepaid expenses and other assets .........................................           1,889               1,441
                                                                                       ---------           ---------
         Total current assets ..................................................          35,190              37,739
Property and equipment, net ....................................................         116,266             118,019
Intangible assets, net .........................................................         286,654             292,546
Deferred charges and other assets, net .........................................          49,820              47,638
                                                                                       ---------           ---------
         Total assets ..........................................................       $ 487,930           $ 495,942
                                                                                       =========           =========

                        LIABILITIES AND MEMBER'S INTEREST

Current liabilities:
     Current maturities of long term debt ......................................       $   6,775           $   6,775
     Current maturities of other liabilities ...................................           4,057               4,115
     Accounts payable ..........................................................           4,745               5,192
     Accrued expenses ..........................................................          19,138              21,278
     Advance billings ..........................................................           1,608                 870
                                                                                       ---------           ---------
         Total current liabilities .............................................          36,323              38,230
Long-term debt .................................................................         292,265             298,284
Related party notes ............................................................          10,000                  --
Other liabilities ..............................................................          11,628              12,895
Commitments and contingencies
Member's interest:
       Common units (100 issued and
       outstanding) ............................................................         260,073             260,373
       Accumulated other comprehensive loss ....................................          (1,273)             (2,455)
       Accumulated deficit .....................................................        (121,086)           (111,385)
                                                                                       ---------           ---------
         Total member's interest ...............................................         137,714             146,533
                                                                                       ---------           ---------
         Total liabilities and member's interest ...............................       $ 487,930           $ 495,942
                                                                                       =========           =========

The Notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)

                                                                                     Quarter                Quarter
                                                                                      Ended                  Ended
                                                                                    March 31,               March 31,
                                                                                       2002                   2001
                                                                                 --------------          -------------
Revenues:
     Music and other business services .........................................     $ 39,540             $   36,818
     Equipment and related services ............................................       11,423                 13,150
                                                                                     --------             ----------
                                                                                       50,963                 49,968
Cost of revenues:
     Music and other business services (excluding $10,785 and $8,588 of
       depreciation and amortization expense) ..................................        7,760                  7,666
     Equipment and related services ............................................        9,558                  8,981
                                                                                     --------             ----------
                                                                                       17,318                 16,647
                                                                                     --------             ----------
                                                                                       33,645                 33,321

Selling, general and administrative expenses ...................................       18,071                 18,027
Depreciation and amortization expense ..........................................       17,850                 18,282
                                                                                     --------             ----------
         Loss from operations ..................................................       (2,276)                (2,988)
Other income (expense):
     Interest expense ..........................................................       (7,747)                (9,281)
     Other, net ................................................................           19                     (6)
                                                                                     --------             ----------
         Loss before income taxes ..............................................      (10,004)               (12,275)
Income tax  benefit ............................................................         (303)                  (437)
                                                                                     --------             ----------
         Net loss ..............................................................     $ (9,701)             $ (11,838)
                                                                                     ========             ==========

The Notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                 Quarter Ended      Quarter Ended
                                                                                    March 31,          March 31,
                                                                                      2002               2001
                                                                                 -------------      -------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss .......................................................................     $ (9,701)        $(11,838)
Adjustments to derive cash flow from continuing operating activities:
Gain on disposal of fixed assets ...............................................          (11)              (5)
Deferred income tax benefit ....................................................         (303)            (437)
Depreciation and amortization ..................................................       17,850           18,282
Amortization of deferred financing fees ........................................          395              390
Amortization of deferred subscriber acquisition costs ..........................        2,879            2,073
Deferred subscriber acquisition costs ..........................................       (3,479)          (3,937)
Unearned installment income ....................................................         (418)             (94)
Change in certain assets and liabilities, net of business acquisitions
   Decrease in accounts receivable .............................................          986            7,759
   Increase in inventory .......................................................          (57)            (999)
   Decrease in accrued interest ................................................       (4,672)          (2,458)
   Decrease in accounts payable ................................................       (1,335)          (4,775)
   Increase (decrease) in accrued expenses .....................................        2,231             (147)
   Increase in advance billings ................................................          738              992
   Other, net ..................................................................         (435)           1,046
                                                                                     --------         --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES .................................        4,668            5,852
                                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ...........................................................       (9,467)         (10,571)
Proceeds from sale of fixed assets .............................................           13                9
                                                                                     --------         --------
     NET CASH USED IN INVESTING ACTIVITIES .....................................       (9,454)         (10,562)
                                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in book overdrafts .........................................          888           (3,284)
Repayments under revolver ......................................................      (10,000)              --
Borrowings under revolver ......................................................        4,000            8,500
Issuance of notes payable to a related party ...................................       10,000               --
Repayments of capital lease obligations and other debt .........................         (657)            (578)
Payment of financing fees ......................................................       (1,514)              --
                                                                                     --------         --------
     NET CASH PROVIDED BY FINANCING ACTIVITES ..................................        2,717            4,638
                                                                                     --------         --------

NET DECREASE IN CASH ...........................................................       (2,069)             (72)

CASH, BEGINNING OF PERIOD ......................................................        2,583            3,012
                                                                                     --------         --------

CASH, END OF PERIOD ............................................................     $    514         $  2,940
                                                                                     ========         ========

Significant non-cash activities:
Capital lease obligations ......................................................     $    665         $    113

The Notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC
             CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST
                                   (Unaudited)
                        (in thousands, except for units)

                                                                                               Accumulated
                                                                                                 Other            Total
                                                      Common Units           Accumulated      Comprehensive      Member's
                                                 Units           Dollars       Deficit            Loss           Interest
                                               ---------        ---------    -----------      -------------     ----------
Balance at December 31, 2001                         100        $ 260,373     $(111,385)       $  (2,455)       $ 146,533

Comprehensive Loss:
   Net loss                                                                      (9,701)                           (9,701)
   Change in unrealized losses on derivative                                                       1,182            1,182
                                                                              ---------        ---------        ---------
Total comprehensive loss                                                         (9,701)           1,182           (8,519)

Financing fees incurred on behalf of member                          (300)                                           (300)
                                               ---------        ---------     ---------        ---------        ---------
Balance at March 31, 2002                            100        $ 260,073     $(121,086)       $  (1,273)       $ 137,714
                                               =========        =========     =========        =========        =========

The Notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    Muzak LLC ("the Company"), a Delaware limited liability company, is a wholly owned subsidiary of Muzak Holdings LLC (the "Parent"). The Company provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company and its subsidiaries.

    As of March 31, 2002, ABRY Partners, LLC and its respective affiliates, collectively own approximately 64.2% of the beneficial interests in the Parent's voting interests.

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

    The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Muzak LLC Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

    The financial statements as of March 31, 2002 and March 31, 2001 and for the quarters then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year items have been reclassified to conform with the 2002 presentation.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                                    Useful          March 31,          December 31,
                                                                     Life            2002                  2001
                                                                   (years)        (Unaudited)
                                                                 --------------------------------------------------
   Equipment provided to subscribers ...........................     4-6            $ 126,115           $ 121,084
   Capitalized installation labor ..............................      5                52,107              48,802
   Equipment ...................................................     5-7               21,815              21,151
   Other .......................................................    3-30               16,954              16,248
                                                                                    ---------           ---------
                                                                                      216,991             207,285
   Less accumulated depreciation ..............................                      (100,725)            (89,266)
                                                                                    ---------            --------
                                                                                    $ 116,266           $ 118,019
                                                                                    =========           =========

    Included in equipment and other at March 31, 2002 and December 31, 2001 is $4.8 million and $5.0 million, respectively of equipment under capital leases, net of accumulated depreciation of $7.5 million and $6.6 million, respectively. Depreciation of property and equipment was $11.6 million and $9.3 million for the quarters ended March 31, 2002 and 2001, respectively.

4.  INTANGIBLE ASSETS

    The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company reclassified other intangibles of $6.4 million related to trained workforce to goodwill and ceased amortization of goodwill. During the first quarter, the Company evaluated the useful lives of its existing intangible assets and concluded that, with the exception of goodwill, all of its intangible assets have definite lives and that the existing useful lives are reasonable.

    SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, the Company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (also measured as of the beginning of the fiscal year in year of transition), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests in 2002 will be reflected as a cumulative effect of a change in accounting principle. The Company is still in the process of evaluating its goodwill and has not yet determined what effect these impairment tests, or what additional effects SFAS No. 142, will have on its financial statements.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amortized intangible assets consist of the following (in thousands):

                                                           March 31, 2002                        December 31, 2001
                                                            (unaudited)
                                    Useful      ------------------------------------    ------------------------------------
                                     Life        Gross Carrying      Accumulated         Gross Carrying      Accumulated
                                    (years)          Amount          Amortization            Amount          Amortization
                                   ----------   ------------------------------------    -------------------------------------
Income producing contracts .......     12            $153,994         $(36,995)              $154,048         $(33,786)
License agreements ...............     20               5,082             (762)                 5,082             (699)
Deferred production costs ........     10               4,813             (819)                 4,437             (701)
Trademarks .......................      5              15,104           (8,975)                14,935           (8,219)
Non-compete agreements ...........     3-5             19,983          (14,653)                23,869          (16,560)
Other ............................     20              10,556           (1,466)                10,778           (1,423)
                                                     --------         ---------              --------         ---------
                                                     $209,532         $(63,670)              $213,149         $(61,388)
                                                     ========         =========              ========         =========

Aggregate amortization expense was $6.3 million and $9.0 million for the quarters ended March 31, 2002 and 2001, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

       Fiscal year ending
       ------------------
       2002 .............................................       $  23,184
       2003 .............................................          18,299
       2004 .............................................          15,000
       2005 .............................................          14,161
       2006 .............................................          14,110

Unamortized intangible assets consist of the following (in thousands):

                                                              March 31, 2002          December 31, 2001
                                                             Carrying Amount           Carrying Amount
                                                               (unaudited)
                                                           ---------------------    ---------------------
       Goodwill .........................................       $ 140,792               $ 137,917
       Trained workforce ................................              --                   2,868

The following presents net loss exclusive of amortization of goodwill and trained workforce (in thousands):

                                                             For the Quarter Ended March 31,
                                                                2002               2001
                                                         ------------------- -----------------
      Net Loss                                                 $(9,701)         $(11,838)
      Goodwill amortization                                         --             1,984
      Trained workforce amortization                                --               319
                                                               --------         ---------
      Net Loss excluding amortization of goodwill              $(9,701)         $ (9,535)
                                                               ========         =========

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  DEFERRED CHARGES AND OTHER ASSETS, NET

     Deferred charges and other assets, net, consist of the following (in thousands):

                                                     March 31,      December 31,
                                                       2002            2001
                                                    (Unaudited)
                                                   --------------  -------------
   Subscriber acquisition costs, net ............     $ 38,042       $ 37,442
   Other ........................................       11,778         10,196
                                                      --------       --------
                                                      $ 49,820       $ 47,638
                                                      ========       ========

6.  ACCRUED EXPENSES

Accrued expenses are summarized below (in thousands):

                                             March 31, 2002   December 31, 2001
                                              (Unaudited)
                                            ------------------------------------
Accrued interest ..........................      $ 1,820           $ 6,493
Accrued compensation and benefits .........        5,003             3,671
Other .....................................       12,315            11,114
                                                 -------           -------
                                                 $19,138           $21,278
                                                 =======           =======

7.  DEBT

     Debt obligations consist of the following (in thousands):

                                                            March 31,      December 31,
                                                              2002            2001
                                                           (Unaudited)
                                                         --------------  ---------------
   Related Party Notes .................................    $ 10,000        $      --
                                                            ========        =========

   Long term debt:
     Revolving Loan-Senior Credit Facility .............    $ 15,300        $  21,300
     Senior Credit Facility ............................     166,207          166,207
     Senior Subordinated Notes .........................     115,000          115,000
     Other .............................................       2,533            2,552
                                                            --------        ---------
   Total debt obligations ..............................     299,040          305,059
   Less current maturities .............................      (6,775)          (6,775)
                                                            --------        ---------
                                                            $292,265        $ 298,284
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

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In March 2002, the Company entered into the sixth amendment under the Senior Credit Facility which increased its aggregate revolving loan commitment under the Senior Credit Facility by $20.0 million, for a total commitment of $55.0 million, and amended certain financial covenants and applicable margins.

    As amended in March 2002, indebtedness under the Term Loan A and the Revolving Loans bear interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 2.00% to 3.00% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 3.00% to 4.00%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization, other non cash charges, and certain other items as defined by the agreement) were 2.50% in the case of Alternate Base Rate and 3.50% in the case of LIBOR as of March 31, 2002. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (as described above) plus a margin of 3.5% or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 4.5%. The weighted average rate of interest on the Senior Credit Facility, including the effects of the interest rate swap, was 9.21% and 9.47% at March 31, 2002 and 2001, respectively.

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

Related Party Notes

    In March 2002, MEM Holdings LLC contributed $10.0 million to the Company in the form of junior subordinated unsecured notes (the "sponsor notes"), the proceeds of which were used to repay outstanding revolving loan balances. MEM Holdings is a company that owns 64.2% of the voting interests in the Parent. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings

    The sponsor notes accrue interest at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 will bear interest at 15% per annum until such interest is paid or extinguished. The sponsor notes are junior and subordinate to payments for the Senior Credit Facility, and the Senior Subordinated Notes. At any time, the sponsor notes may be converted into Class A-2 units of the Parent at the direction of MEM Holdings. If the sponsor notes have not been repaid in full as of September 2003, the sponsor notes will automatically be converted into Class A-2 units of the Parent.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Debt

    The Company has $2.4 million of promissory notes which, with the exception of one, bear interest at 9.887% and mature in November 2016. The Company is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes. This note bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

Liquidity

    The Company's principal sources of funds will continue to be cash flows from operations and borrowings under the senior credit facility. As of March 31, 2002, the Company had outstanding debt of $181.5 million under its senior credit facility, with additional available borrowings of up to $39.7 million. Based upon current and anticipated levels of operations, the Company believes that its cash flows from operations, combined with availability under the senior credit facility, as amended, will be adequate to meet its liquidity needs for the foreseeable future. The Company is continuing its efforts to reduce accounts receivable and inventory balances, while implementing additional cost-saving initiatives. Overall, the Company's business plan anticipates continued growth in new client locations and operational improvements. The Company's future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, its dependence on license agreements and other factors that are beyond its control.

Annual Maturities

    Annual maturities of long-term debt obligations are as follows (in thousands):

        2002 ...........................................  $  6,755
        2003 ...........................................     7,855
        2004 ...........................................    27,742
        2005 ...........................................    58,233
        2006 ...........................................    81,699
        Thereafter .....................................   126,756

     Total interest paid by the Company on all indebtedness was $12.3 million and $10.2 million for the quarters ended March 31, 2002 and 2001, respectively. The weighted average interest rate on all indebtedness was 9.65% and 10.07% for the quarters ended March 31, 2002 and 2001, respectively.

Interest Rate Protection Programs

     The effect of the Company's interest rate swap agreement on the operating results of the Company was to increase interest expense by $1.2 million and $0.3 million for the quarters ended March 31, 2002 and 2001, respectively. This agreement terminated on April 19, 2002.

    The fair value of the interest rate swap agreement was a loss of approximately $1.3 million as of March 31, 2002. The fair values of interest rate swaps are obtained from dealer quotes which represents the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and creditworthiness of the counterparties.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Subsequent to quarter end, the Company entered into a three year interest rate cap on April 19, 2002, for which we paid a premium of $0.4 million. The interest rate cap protects the Company against LIBOR increases above 7.25% and is designated as a hedge of interest rates. Accordingly, the derivative will be recognized on the balance sheet at its fair value. The hedge is considered 100% effective for exposures to interest rate fluctuations. As a result of the 100% effectiveness of the hedge, changes in the fair value of the derivative will be recorded in other comprehensive loss. The Company will amortize the premium paid for the cap over the life of the agreement using the caplets approach and any amounts received under the cap will be recorded as a reduction to interest expense.

8.  Related Party Transactions

     During the quarter ended March 31, 2002, the Company incurred fees of $0.2 million under the Management and Consulting Services Agreement with ABRY Partners. Either the Company or ABRY Partners, with the approval of the Board of Directors of the Parent, may terminate the Management Agreement by prior written notice to the other.

     During the quarter ended March 31, 2002, the Company borrowed $10.0 million from MEM Holdings under junior subordinated notes. At any time, the sponsor notes may be converted into Class A-2 units of the Parent at the direction of MEM Holdings. If the sponsor notes have not been repaid in full as of September 2003, the sponsor notes will automatically be converted into Class A-2 units of the Parent.

     As of March 31, 2002, the Parent has obligations of $58.6 million of senior discount notes and mandatorily redeemable preferred units ("preferred units") of $96.1 million. During the first quarter of 2002, the Company incurred $0.3 million of financing fees in conjunction with an amendment to the manditorily redeemable preferred units agreement on behalf of the Parent. These obligations are not reflected in the Company's accompanying balance sheets or income statements as the Company has no pledge of assets nor guarantee that provides security for the Parent's obligations. Cash interest on the senior discount notes does not accrue until March 15, 2004. Thereafter, cash interest on the senior discount notes will accrue at a rate of 13% per annum and will be payable in arrears on March 15 and September 15 of each year, commencing on September 15, 2004. The preferred units accrue a preferential return of 15% per annum, which is compounded quarterly. The preferential return is payable in kind through October 2005, and thereafter the 15% preferential return will be payable in cash or in kind at the Parent's option. The Parent does not have any operations or assets other than its ownership of Muzak. Accordingly, the Parent is dependent on distributions from the Company in order to pay interest beginning in 2004 as discussed above. The Company's senior credit facility and senior subordinated notes indenture impose restrictions on its ability to make distributions to the Parent. The senior credit facility and the senior subordinated notes indenture permit the Company to make payments and distributions to the Parent after September 15, 2004 in an amount sufficient to permit the Parent to make cash interest payments when due, however the senior credit facility requires that certain financial covenant levels be met in order to make such distributions.

9.  MUZAK FINANCE CORP.

     Muzak Finance Corp. had no operating activities during the quarters ended March 31, 2002 and 2001.

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

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The industry wide agreement between business music providers and Broadcast Music Inc. ("BMI") expired in December 1993. Since this time the Company has been operating under an interim agreement pursuant to which the Company has continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. The Company is involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable by the Company and its owned operations as well as licensed independent franchisees to BMI. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to March 31, 2002, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. The Company vigorously contests BMI's assessment. The eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. A trial date has not been set.

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

Other Commitments

     As of March 31, 2002, the Company has approximately $32.4 million in outstanding capital expenditure commitments over a five year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings for periods ranging from 2 years to 15 years.

                          PART I- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                               MUZAK HOLDINGS LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            March 31,         December 31,
                                                                              2002               2001
                                                                           (unaudited)
                                                                         --------------     ---------------
                                      ASSETS

Current assets:
     Cash .............................................................     $       514         $     2,583
     Accounts receivable, net of allowances of $1,760 and $1,943 ......          23,328              24,313
     Inventory ........................................................           9,459               9,402
     Prepaid expenses and other assets ................................           1,889               1,441
                                                                            -----------         -----------
         Total current assets .........................................          35,190              37,739
Property and equipment, net ...........................................         116,266             118,019
Intangible assets, net ................................................         286,654             292,546
Deferred charges and other assets, net ................................          52,118              50,020
                                                                            -----------         -----------
         Total assets .................................................     $   490,228         $   498,324
                                                                            ===========         ===========

                        LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
     Current maturities of long term debt .............................     $     6,775         $     6,775
     Current maturities of other liabilities ..........................           4,057               4,115
     Accounts payable .................................................           4,745               5,192
     Accrued expenses .................................................          19,138              21,278
     Advance billings .................................................           1,608                 870
                                                                            -----------         -----------
         Total current liabilities ....................................          36,323              38,230
Long-term debt ........................................................         350,887             355,145
Related party notes ...................................................          10,000                  --
Other liabilities .....................................................          11,628              12,895
Commitments and contingencies
Mandatorily redeemable preferred units ................................          95,838              92,266
Members' Interest:
       Class A units ..................................................         129,554             133,141
       Class B units ..................................................             978               1,263
       Accumulated other comprehensive loss ...........................          (1,273)             (2,455)
       Accumulated deficit ............................................        (143,707)           (132,161)
                                                                            -----------         -----------
         Total members' interest ......................................         (14,448)               (212)
                                                                            -----------         -----------
         Total liabilities and members' interest ......................     $   490,228         $   498,324
                                                                            ===========         ===========

The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)

                                                                                     Quarter            Quarter
                                                                                      Ended              Ended
                                                                                    March 31,          March 31,
                                                                                      2002               2001
                                                                                    ---------          ---------
Revenues:
     Music and other business services .......................................      $  39,540          $ 36,818
     Equipment and related services ..........................................         11,423            13,150
                                                                                    ---------          --------
                                                                                       50,963            49,968
Cost of revenues:
     Music and other business services (excluding $10,785 and $8,588 of
       depreciation and amortization expense).................................          7,760             7,666
     Equipment and related services ..........................................          9,558             8,981
                                                                                    ---------          --------
                                                                                       17,318            16,647
                                                                                    ---------          --------
                                                                                       33,645            33,321

Selling, general and administrative expenses .................................         18,071            18,027
Depreciation and amortization expense ........................................         17,850            18,282
                                                                                    ---------          --------
         Loss from operations .................................................        (2,276)           (2,988)
Other income (expense):
     Interest expense ........................................................         (9,592)          (10,916)
     Other, net ..............................................................             19                (6)
                                                                                    ---------          --------
         Loss before income taxes ............................................        (11,849)          (13,910)
Income tax  benefit ..........................................................           (303)             (437)
                                                                                    ---------          --------
         Net loss ............................................................      $ (11,546)         $(13,473)
                                                                                    =========          ========

The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                 Quarter Ended         Quarter Ended
                                                                                    March 31,             March 31,
                                                                                      2002                  2001
                                                                                ----------------     -----------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss ......................................................................     $ (11,546)            $  (13,473)
Adjustments to derive cash flow from continuing operating activities:
Gain on disposal of fixed assets ..............................................           (11)                    (5)
Deferred income tax benefit ...................................................          (303)                  (437)
Depreciation and amortization .................................................        17,850                 18,282
Amortization of senior discount notes .........................................         1,762                  1,553
Amortization of deferred financing fees .......................................           478                    472
Amortization of deferred subscriber acquisition costs .........................         2,879                  2,073
Deferred subscriber acquisition costs .........................................        (3,479)                (3,937)
Unearned installment income ...................................................          (418)                   (94)
Change in certain assets and liabilities, net of business acquisitions
   Decrease in accounts receivable ............................................           986                  7,759
   Increase in inventory ......................................................           (57)                  (999)
   Decrease in accrued interest ...............................................        (4,672)                (2,458)
   Decrease in accounts payable ...............................................        (1,335)                (4,775)
   Increase (decrease) in accrued expenses ....................................         2,231                   (147)
   Increase in advance billings ...............................................           738                    992
   Other, net .................................................................          (435)                 1,046
                                                                                   ----------             ----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ................................         4,668                  5,852
                                                                                   ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ..........................................................        (9,467)               (10,571)
Proceeds from sale of fixed assets ............................................            13                      9
                                                                                   ----------             ----------
     NET CASH USED IN INVESTING ACTIVITIES ....................................        (9,454)               (10,562)
                                                                                   ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in book overdrafts ........................................           888                 (3,284)
Repayments under revolver .....................................................       (10,000)                    --
Borrowings under revolver .....................................................         4,000                  8,500
Issuance of notes payable to a related party ..................................        10,000                     --
Repayments of capital lease obligations and other debt ........................          (657)                  (578)
Payment of financing fees .....................................................        (1,514)                    --
                                                                                   ----------             ----------
     NET CASH PROVIDED BY FINANCING ACTIVITES .................................         2,717                  4,638
                                                                                   ----------             ----------
NET DECREASE IN CASH ..........................................................        (2,069)                   (72)

CASH BEGINNING OF PERIOD ......................................................         2,583                  3,012
                                                                                   ----------             ----------
CASH END OF PERIOD ............................................................     $     514             $    2,940
                                                                                   ==========             ==========

Significant non-cash activities:
Capital lease obligations .....................................................     $     665             $      113

The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                    MEMBERS' INTEREST AND COMPREHENSIVE LOSS
                        (In thousands, except for units)


                                                         Class A              Class B                     Accumulated
                                                         -------              -------                         Other         Total
                                                                                             Accumulated  Comprehensive   Members'
                                                   Units      Dollars     Units   Dollars      Deficit        Loss        Interest
                                                   -----                  -----   -------      -------        ----        --------
Balance, December 31, 2001 ....................   132,422    $ 133,141   10,526  $  1,263    $(132,161)   $  (2,455)      $   (212)
Comprehensive loss:
  Net loss ....................................                                                (11,546)                    (11,546)
  Change in unrealized losses on derivative ...                                                               1,182          1,182
                                                                                             ---------    ---------       --------
Total comprehensive loss ......................                                                (11,546)       1,182        (10,364)
                                                                                                                          --------
Issuance of units .............................                             470

Preferred return on preferred units ...........                 (3,587)              (285)                                  (3,872)
                                                 --------    ---------  -------  --------    ---------    ---------       --------
Balance, March 31, 2002 .......................   132,422    $ 129,554   10,996  $    978    $(143,707)   $  (1,273)      $(14,448)
                                                 ========    =========  =======  ========    =========    =========       ========

The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Muzak Holdings LLC and its subsidiaries (the "Company"), a Delaware limited liability company, provides business music programming to clients through its integrated nationwide network of owned operations and franchises.

     As of March 31, 2002, ABRY Partners, LLC and its respective affiliates, collectively own approximately 64.2% of the beneficial interests in the Company's voting interests.

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

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Muzak Holdings LLC Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

     The financial statements as of March 31, 2002 and March 31, 2001 and for the quarters then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year items have been reclassified to conform with the 2002 presentation.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                                  Useful         March 31,       December 31,
                                                                   Life            2002             2001
                                                                  (years)       (Unaudited)
                                                                 -------------------------------------------
   Equipment provided to subscribers .........................       4-6          $ 126,115      $ 121,084
   Capitalized installation labor ............................        5              52,107         48,802
   Equipment .................................................       5-7             21,815         21,151
   Other .....................................................      3-30             16,954         16,248
                                                                                  ---------      ---------
                                                                                    216,991        207,285
    Less accumulated depreciation ............................                     (100,725)       (89,266)
                                                                                  ---------      ---------
                                                                                  $ 116,266      $ 118,019
                                                                                  =========      =========

     Included in equipment and other at March 31, 2002 and December 31, 2001 is $4.8 million and $5.0 million, respectively of equipment under capital leases, net of accumulated depreciation of $7.5 million and $6.6 million, respectively. Depreciation of property and equipment was $11.6 million and $9.3 million for the quarters ended March 31, 2002 and 2001, respectively.

4.  INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company reclassified other intangibles of $6.4 million related to trained workforce to goodwill and ceased amortization of goodwill. During the first quarter, the Company evaluated the useful lives of its existing intangible assets and concluded that, with the exception of goodwill, all of its intangible assets have definite lives and that the existing useful lives are reasonable.

     SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, the Company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (also measured as of the beginning of the fiscal year in year of transition), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests in 2002 will be reflected as a cumulative effect of a change in accounting principle. The Company is still in the process of evaluating its goodwill and has not yet determined what effect these impairment tests, or what additional effects SFAS No. 142, will have on its financial statements.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amortized intangible assets consist of the following (in thousands):

                                                          March 31, 2002                         December 31, 2001
                                                            (unaudited)
                                    Useful      ------------------------------------    ------------------------------------
                                     Life        Gross Carrying      Accumulated         Gross Carrying      Accumulated
                                    (years)          Amount          Amortization            Amount          Amortization
                                   ----------   ------------------ -----------------    ------------------------------------
Income producing contracts ........    12            $153,994         $(36,995)             $ 154,048         $ (33,786)
License agreements ................    20               5,082             (762)                 5,082              (699)
Deferred production costs .........    10               4,813             (819)                 4,437              (701)
Trademarks ........................     5              15,104           (8,975)                14,935            (8,219)
Non-compete agreements ............    3-5             19,983          (14,653)                23,869           (16,560)
Other .............................    20              10,556           (1,466)                10,778            (1,423)
                                                     --------         ---------             ---------         ---------
                                                     $209,532         $(63,670)             $ 213,149         $ (61,388)
                                                     ========         =========             =========         =========

Aggregate amortization expense was $6.3 million and $9.0 million for the quarters ended March 31, 2002 and 2001, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

        Fiscal year ending:
        2002 ......................................      $23,184
        2003 ......................................       18,299
        2004 ......................................       15,000
        2005 ......................................       14,161
        2006 ......................................       14,110

Unamortized intangible assets consist of the following (in thousands):

                                                                March 31, 2002       December 31, 2001
                                                               Carrying amount       Carrying amount
                                                                (unaudited)
                                                             -------------------     -----------------
        Goodwill ..............................................     $140,792              $137,917
        Trained Workforce......................................           --                 2,868


The following presents net loss exclusive of amortization of goodwill and trained workforce (in thousands):

                                                        For the Quarter Ended March 31,
                                                          2002               2001
                                                   -------------------------------------
Net Loss ...........................................     $ (11,546)        $ (13,473)
Goodwill amortization ..............................            --             1,984
Trained workforce amortization .....................            --               319
                                                         ---------         ---------
Net Loss excluding amortization of goodwill ........     $ (11,546)        $ (11,170)
                                                         =========         =========

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  DEFERRED CHARGES AND OTHER ASSETS, NET

     Deferred charges and other assets, net, consist of the following (in thousands):

                                                                          March 31,               December 31,
                                                                            2002                     2001
                                                                         (Unaudited)
                                                                      ------------------       ------------------
   Subscriber acquisition costs, net................................      $  38,042              $   37,442
   Other ...........................................................         14,076                  12,578
                                                                          ---------              ----------
                                                                          $  52,118              $   50,020
                                                                          =========              ==========

6.  ACCRUED EXPENSES

Accrued expenses are summarized below (in thousands):

                                                                        March 31, 2002        December 31, 2001
                                                                          (Unaudited)
                                                                      ------------------       ------------------
Accrued interest ...................................................      $   1,820              $   6,493
Accrued compensation and benefits ..................................          5,003                  3,671
Other ..............................................................         12,315                 11,114
                                                                          ---------              ----------
                                                                          $  19,138              $  21,278
                                                                          =========              =========

7.  DEBT

     Debt obligations consist of the following (in thousands):

                                                                          March 31,             December 31,
                                                                            2002                    2001
                                                                         (Unaudited)
                                                                      ------------------       ------------------
   Related Party Notes .............................................      $  10,000              $      --
                                                                          =========              =========

   Long term debt:
     Revolving Loan-Senior Credit Facility .........................      $  15,300              $  21,300
     Senior Credit Facility ........................................        166,207                166,207
     Senior subordinated notes .....................................        115,000                115,000
     Senior discount notes .........................................         58,622                 56,861
     Other .........................................................          2,533                  2,552
                                                                          ---------              ----------
   Total debt obligations ..........................................        357,662                361,920
   Less current maturities .........................................         (6,775)                (6,775)
                                                                          ---------              ----------
                                                                          $ 350,887              $ 355,145
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

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In March 2002, the Company entered into the sixth amendment under the Senior Credit Facility which increased its aggregate revolving loan commitment under the Senior Credit Facility by $20.0 million, for a total commitment of $55.0 million, and amended certain financial covenants and applicable margins.

     As amended in March 2002, indebtedness under the Term Loan A and the Revolving Loans bear interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 2.00% to 3.00% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 3.00% to 4.00%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization, other non cash charges, and certain other items as defined by the agreement) were 2.50% in the case of Alternate Base Rate and 3.50% in the case of LIBOR as of March 31, 2002. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (as described above) plus a margin of 3.5% or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 4.5%. The weighted average rate of interest on the Senior Credit Facility, including the effects of the interest rate swap, was 9.21% and 9.47% at March 31, 2002 and 2001, respectively.

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

Related Party Notes

     In March 2002, MEM Holdings LLC contributed $10.0 million to the Company in the form of junior subordinated unsecured notes (the "sponsor notes"), the proceeds of which were used to repay outstanding revolving loan balances. MEM Holdings is a company that owns 64.2% of the voting interests in the Company. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

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

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Debt

     The Company has $2.4 million of promissory notes which, with the exception of one, bear interest at 9.887% and mature in November 2016. The Company is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes. This note bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

Liquidity

     The Company's principal sources of funds will continue to be cash flows from operations and borrowings under the senior credit facility. As of March 31, 2002, the Company had outstanding debt of $181.5 million under its senior credit facility, with additional available borrowings of up to $39.7 million. Based upon current and anticipated levels of operations, the Company believes that its cash flows from operations, combined with availability under the senior credit facility, as amended, will be adequate to meet its liquidity needs for the foreseeable future. The Company is continuing its efforts to reduce accounts receivable and inventory balances, while implementing additional cost-saving initiatives. Overall, the Company's business plan anticipates continued growth in new client locations and operational improvements. The Company's future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, its dependence on license agreements and other factors that are beyond its control.

Annual Maturities

     Annual maturities of long-term debt obligations are as follows (in thousands):

        2002 ..............................................  $   6,755
        2003 ..............................................      7,855
        2004 ..............................................     27,742
        2005 ..............................................     58,233
        2006 ..............................................     81,699
        Thereafter ........................................    185,378

     Total interest paid by the Company on all indebtedness was $12.3 million and $10.2 million for the quarters ended March 31, 2002 and 2001, respectively. The weighted average interest rate on all indebtedness was 10.27% and 10.46% for the quarters ended March 31, 2002 and 2001, respectively.

Interest Rate Protection Programs

     The effect of the Company's interest rate swap agreement on the operating results of the Company was to increase interest expense by $1.2 million and $0.3 million for the quarters ended March 31, 2002 and 2001, respectively. This agreement terminated on April 19, 2002.

     The fair value of the interest rate swap agreement was a loss of approximately $1.3 million as of March 31, 2002. The fair values of interest rate swaps are obtained from dealer quotes which represents the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and creditworthiness of the counterparties.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Subsequent to quarter end, the Company entered into a three year interest rate cap on April 19, 2002, for which we paid a premium of $0.4 million. The interest rate cap protects the Company against LIBOR increases above 7.25% and is designated as a hedge of interest rates. Accordingly, the derivative will be recognized on the balance sheet at its fair value. The hedge is considered 100% effective for exposures to interest rate fluctuations. As a result of the 100% effectiveness of the hedge, changes in the fair value of the derivative will be recorded in other comprehensive loss. The Company will amortize the premium paid for the cap over the life of the agreement using the caplets approach and any amounts received under the cap will be recorded as a reduction to interest expense.

8. Mandatorily Redeemable Preferred Units

     On March 8, 2002, the Company entered into the second amendment to the Securities Purchase Agreement which amended the consolidated capital expenditure covenant for 2001 and subsequent years and allowed for an increase to consolidated operating cash flow for amounts designated by the Company with respect to license fees up to a certain amount. In connection with this amendment, the Company incurred $0.3 million in fees.

9. Related Party Transactions

     During the quarter ended March 31, 2002, the Company incurred fees of $0.2 million under the Management and Consulting Services Agreement with ABRY Partners. Either the Company or ABRY Partners, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other.

     During the quarter ended March 31, 2002, the Company borrowed $10.0 million from MEM Holdings under junior subordinated notes. At any time, the sponsor notes may be converted into Class A-2 units of the Company at the direction of MEM Holdings. If the sponsor notes have not been repaid in full as of September 2003, the sponsor notes will automatically be converted into Class A-2 units of the Company.

10.  MUZAK HOLDINGS FINANCE CORP.

     Muzak Holdings Finance Corp. had no operating activities during the quarters ended March 31, 2002 and 2001.

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

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The industry wide agreement between business music providers and Broadcast Music Inc. ("BMI") expired in December 1993. Since this time the Company has been operating under an interim agreement pursuant to which the Company has continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. The Company is involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable by the Company and its owned operations as well as licensed independent franchisees to BMI. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to March 31, 2002, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. The Company vigorously contests BMI's assessment. The eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. A trial date has not been set.

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

Other Commitments

     As of March 31, 2002, the Company has approximately $32.4 million in outstanding capital expenditure commitments over a five year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings for periods ranging from 2 years to 15 years.

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

     Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include, but are not limited to, industry-based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, as well as factors more specific to the Company such as the substantial leverage and debt service requirements, limitations imposed by the Company's debt facilities, the Company's history of net losses, and the Company's ability to identify, complete and integrate acquisitions, the Company's future capital requirements, the Company's dependence on license agreements, and risks associated with general economic conditions.

Recent Developments

     During the first quarter, the Company explored various financing alternatives to fund continuing growth. As a result, the Company increased its aggregate revolver commitments under the Senior Credit Facility by $20.0 million, for a total commitment of $55.0 million. In addition, in March 2002 the existing equity holders, including ABRY Partners LLC, contributed $10.0 million in the form of junior subordinated unsecured notes to the Company. The Company paid $1.5 million in financing fees related to these transactions during the first quarter of 2002. The increased revolver commitment and the $10.0 million from the sponsors enhances the Company's financial flexibility and provides sufficient liquidity to fund its organic business plan for the foreseeable future. Accordingly, the Company has decided not to pursue other contemplated forms of financing at this time and recorded $0.5 million in expenses associated with the exploratory efforts mentioned above.

General

     Muzak is the leading provider of business music programming in the United States based on market share. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming. Together with our franchisees, we have nationwide coverage and serve an installed base of approximately 340,000 client locations.

Results of Operations

     Set forth below are discussions of the results of operations for Muzak LLC for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001.

Revenues. Revenues were $51.0 million and $50.0 million for the quarters ended March 31, 2002 and 2001, respectively, an increase of 2.0%. Music and other business services revenue increased $2.7 million, or 7.4% in 2002 as compared to the quarter ended March 31, 2001. The growth in music and other business services revenue is due to an increase in new client locations , offset by a 10.7% churn rate during the twelve months ended March 31, 2002. The 2001 churn rate was higher than historical levels due to more bankruptcies and business closures in our client base. However, our efforts on reducing our client churn rate have contributed to a reduction in our annualized churn rate during the first quarter of 2002 to 10.0% from 12.7% in the first quarter of 2001. During the twelve months ended March 31, 2002, we added, net of churn of both acquisition locations

                                    MUZAK LLC
and locations obtained through our sales and marketing efforts, 11,017 Audio Architecture, 2,397 Voice, and 1,413 other locations. Equipment and related services revenue decreased 13.1% or $1.7 million in 2002 as compared to the quarter ended March 31, 2001. This decrease is largely due to a reduction in new store location build outs among our national chains, particularly within the retail sector. We expect that the full year 2002 equipment and related services revenue will be consistent with 2001 levels.

Cost of Revenues. Cost of revenues was $17.3 million and $16.6 million for the quarters ended March 31, 2002 and 2001, respectively, an increase of 4.0%. Total cost of revenues as a percentage of revenues was 34.0% and 33.3% for the quarters ended March 31, 2002 and 2001, respectively. Costs of music and other business services revenue as a percentage of music and other business services revenue was 19.6% and 20.8% for the quarters ended March 31, 2002 and 2001, respectively. The improvement in costs of music and other business services revenue is primarily due to the leveraging of fixed costs over a larger client base and labor savings achieved from the use of the Company's Voice website. The increase in the cost of equipment and related services revenues as a percentage of revenues is due to lower equipment and related services revenues together with a relatively fixed technician workforce. In addition, we experienced an increase in certain technician related costs, such as insurance, contractual union wage increases, and higher fuel and repair costs during the first quarter of 2002.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $18.1 million and $18.0 million for the quarters ended March 31, 2002 and 2001, respectively. This slight increase is due to a $0.8 million increase in amortization of subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses. This increase is directly related to the increase in music and other business services revenue. Excluding the amortization of subscriber acquisition costs, selling, general, and administrative expenses as a percentage of revenues were 28.8% and 30.6% for the quarters ended March 31, 2002 and 2001, respectively. This improvement is attributable to the Company's continued focus on controlling expenses, including travel, salaries and other employee related expenses, telephone, and other administrative expenses. The quarters ended March 31, 2002 and 2001 include $0.5 million and $0.7 million, respectively, of charges incurred in connection with exploring various financing alternatives.

Depreciation and amortization expenses. Depreciation and amortization was $17.9 million and $18.3 million for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 2.4%. The decrease is due to the adoption of SFAS No. 142 on January 1, 2002. In connection with the adoption, the Company ceased amortization of goodwill on January 1, 2002. During the first quarter of 2001, the Company recorded $2.3 million amortization expense related to goodwill and trained workforce. Depreciation was $11.6 million and $9.3 million in the quarters ended March 31, 2002 and 2001, respectively. This increase is due to increase in property and equipment in conjunction with Muzak's growth in the number of client locations.

Interest expense. Interest expense was $7.7 million and $9.3 million for the quarters ended March 31, 2002 and 2001, respectively, a decrease of $1.5 million, or 16.5%. This decrease is due to lower outstanding debt balances at lower interest rates during the first quarter of 2002 as compared to the first quarter of 2001.

Income tax provision. Income tax benefit was $0.3 million and $0.4 million for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 30.7%. Although Muzak is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are corporations. The income tax benefits relate to these corporate subsidiaries.

Net Loss. The combined effect of the foregoing resulted in a net loss of $9.7 million for the quarter ended March 31, 2002, compared to a net loss of $11.8 million for the comparable 2001 period.

                                    MUZAK LLC

     The Company evaluates the operating performance of its business using several measures, one of them being adjusted EBITDA (defined as earnings before interest, income taxes (benefits), depreciation, amortization, non-cash charges and one-time expenses). Adjusted EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flow as a measure of liquidity, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that adjusted EBITDA is a meaningful measure of performance and that it is commonly used in similar industries to analyze and compare companies on the basis of operating performance, leverage and liquidity, however it is not necessarily comparable to similarly titled amounts of other companies.

                                                                  Three Months Ended
                                             -----------------------------------------------------------
                                                  March 31, 2002                     March 31, 2001
                                             -----------------------            ------------------------
Net loss ................................            $  (9,701)                         $ (11,838)
Depreciation and amortization ...........               17,850                             18,282
Interest expense, net ...................                7,740                              9,251
Income Tax benefit ......................                 (303)                              (437)
Non Cash charges (income) ...............                  (12)                                36
One-time expenses (a) ...................                  539                                675
                                                     ---------                          ---------
Adjusted EBITDA .........................            $  16,113                          $  15,969
                                                     =========                          =========

(a) One-time expenses were incurred in connection with exploring various financing alternatives.

     Adjusted EBITDA for the quarter ended March 31, 2002 increased $0.1 million, or 0.9% to $16.1 million from $16.0 million for the quarter ended March 31, 2001.

Liquidity and Capital Resources

     Sources and Uses. Our principal sources of funds have been cash generated from operations, borrowings under the senior credit facility, and contributions from the sponsors. Our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest and principal payments on our indebtedness. During the quarter ended March 31, 2002, $4.7 million of cash was provided by our operating activities, $9.5 million of cash was used in investing activities, and $2.7 million of cash was provided by financing activities. Cash was primarily used during the first quarter of 2002 to make investments relating to new client locations and to make interest payments on the senior credit facility.

     We expect that our principal sources of funds will continue to be cash flows from operations and borrowings under the senior credit facility. As of March 31, 2002, we had outstanding debt of $181.5 million under our senior credit facility, with additional available borrowings of up to $39.7 million. Based upon current and anticipated levels of operations, we believe that our cash flows from operations, combined with availability under the senior credit facility, will be adequate to meet our liquidity needs for the foreseeable future. We are continuing our efforts to reduce accounts receivable and inventory balances and are committed to reducing our up front investment (equipment, commissions, and technician labor) associated with new client locations through the re-use of equipment, drop shipping equipment to customer locations, and the efficient use of our technician workforce through our automated technician labor scheduling system, among other initiatives. Overall, Muzak's business plan anticipates continued growth in new client locations and operational improvements. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control.

                                    MUZAK LLC

    Capital Investments. The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the quarter ended March 31, 2002, our total initial investment in new client locations was $11.5 million which was comprised of equipment and installation costs attributable to new client locations of $8.0 million and $3.5 million in sales commissions (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The sales commissions are capitalized in deferred charges and other assets, net and are amortized as a component of selling, general and administrative expenses over the initial contract term of five years. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

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

    We also invest in property and equipment to be used at our headquarters and within our owned operations. Our investment for such property and equipment for the first quarter of 2002 was approximately $1.1 million, consisting of system upgrades, furniture and fixtures, computers, equipment to replenish the equipment exchange pool relating to our drive-thru systems client locations, and conversions from local broadcast technology to direct broadcast satellite transmission for existing client locations. We anticipate our investment in property and equipment to be used at headquarters, equipment for use in the exchange pool for servicing drive-thru systems client locations, and equipment for conversions will be approximately $3.0 million for 2002.

     Sensitivity to Interest Rate Changes. Due to the variable interest rates under the senior credit facility, we are sensitive to changes in interest rates. A 0.5% increase in each of LIBOR and the Alternate Base Rate (1.99% and 4.75% respectively, at March 31, 2002) would impact interest costs by approximately $0.4 million annually on the senior credit facility. The Company's interest rate swap terminated on April 19, 2002. We entered into a new interest rate protection agreement in April 2002 as our senior credit facility requires that we maintain an agreement for 50% of the outstanding balance of the senior credit facility to limit our interest rate exposure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     For the period ended March 31, 2002, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     There have been no material developments in legal proceedings involving the Company since those reported in the Company's Report on Form 10-K for fiscal year ended December 31, 2001.

                                    MUZAK LLC

ITEM 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits

Exhibit
Number                         Description
------                         -----------

        (b)  Reports on Form 8-K

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


                                      MUZAK LLC
                                      MUZAK FINANCE CORP.


                                      By: /s/ William A. Boyd
                                      ---------------------------------
Date: May 15, 2002                    William A. Boyd
                                      Chief Executive Officer
                                      (Principal Executive Officer)


                                      By: /s/ Stephen P. Villa
                                      ---------------------------------
Date: May 15, 2002                    Stephen P. Villa
                                      Chief Financial Officer
                                      (Principal Financial
                                      Officer and Chief
                                      Accounting Officer)