Form 10-Q
period 2002-06-30
MUZAK LLC; MUZAK FINANCE CORP
filed 2002-08-14
CIK 1085321, 1086484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            - - - - - - - - - - - - -

                                    FORM 10-Q

                                  - - - - - - -


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002.
                                       or

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

Muzak Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Muzak Finance Corp. had 100 shares of outstanding common stock as of August 14, 2002.

                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                    MUZAK LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                                                        June 30,          December 31,
                                                                                          2002                2001
                                                                                  ------------------ -------------------

                                      ASSETS

Current assets:
     Cash .......................................................................      $     317           $   2,583
     Accounts receivable, net of allowances of $1,731 and $1,943 ................         23,353              24,313
     Inventory ..................................................................         11,072               9,402
     Prepaid expenses and other assets ..........................................          2,151               1,441
                                                                                       ---------           ---------
         Total current assets ...................................................         36,893              37,739
Property and equipment, net .....................................................        113,691             118,019
Intangible assets, net ..........................................................        281,030             292,546
Deferred charges and other assets, net ..........................................         50,405              47,638
                                                                                       ---------           ---------
         Total assets ...........................................................      $ 482,019           $ 495,942
                                                                                       =========           =========

                        LIABILITIES AND MEMBER'S INTEREST

Current liabilities:
     Current maturities of long term debt .......................................      $   7,152           $   6,775
     Current maturities of other liabilities ....................................          4,066               4,115
     Accounts payable ...........................................................          5,548               5,192
     Accrued expenses ...........................................................         21,818              21,278
     Advance billings ...........................................................          1,292                 870
                                                                                       ---------           ---------
         Total current liabilities ..............................................         39,876              38,230
Long-term debt ..................................................................        293,021             298,284
Related party notes .............................................................         10,000                  --
Other liabilities ...............................................................          9,997              12,895
Commitments and contingencies
Member's interest:
       Common units (100 issued and outstanding) ................................        260,053             260,373
       Accumulated other comprehensive loss .....................................            (94)             (2,455)
       Accumulated deficit ......................................................       (130,834)           (111,385)
                                                                                       ---------           ---------
         Total member's interest ................................................        129,125             146,533
                                                                                       ---------           ---------
         Total liabilities and member's interest ................................      $ 482,019           $ 495,942
                                                                                       =========           =========


The Notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)



                                                                  Quarter Ended                    Six Months Ended
                                                       ------------------------------------ -------------------------------
                                                           June 30,          June 30,         June 30,          June 30,
                                                             2002              2001             2002              2001
                                                       ----------------- ------------------ ----------------- -------------
Revenues:
     Music and other business services ................    $ 40,406          $ 37,113         $ 79,946          $ 73,931
     Equipment and related services ...................      13,663            13,623           25,086            26,773
                                                           --------          --------         --------          --------
                                                             54,069            50,736          105,032           100,704
Cost of revenues:
     Music and other business services (excluding
       $10,951, $9,268, $21,736 and $17,856 of
       depreciation and amortization expense) .........      10,888             6,894           18,648            14,560
     Equipment and related services ...................      11,043            10,016           20,601            18,997
                                                           --------          --------         --------          --------
                                                             21,931            16,910           39,249            33,557
                                                           --------          --------         --------          --------
                                                             32,138            33,826           65,783            67,147

Selling, general and administrative expenses ..........      17,851            17,128           35,922            35,155
Depreciation and amortization expense .................      17,408            18,509           35,258            36,791
                                                           --------          --------         --------          --------
         Loss from operations .........................      (3,121)           (1,811)          (5,397)           (4,799)
Other  income (expense):
     Interest expense .................................      (7,012)           (7,770)         (14,759)          (17,051)
     Other, net .......................................          97               (96)             116              (102)
                                                           --------          --------         --------          --------
         Loss before income taxes .....................     (10,036)           (9,677)         (20,040)          (21,952)
Income tax benefit ....................................        (288)             (172)            (591)             (609)
                                                           --------          --------         --------          --------
         Net loss .....................................    $ (9,748)          $ (9,505)       $(19,449)         $(21,343)
                                                           ========          =========        ========          ========


The Notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                 Quarter Ended             Six Months Ended
                                                                             ---------------------      ----------------------
                                                                             June 30,     June 30,      June 30,      June 30,
                                                                               2002         2001          2002          2001
                                                                             ---------    --------      --------      --------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss ..................................................................    $(9,748)    $(9,505)     $(19,449)     $(21,343)
Adjustments to derive cash flow from continuing operating activities:
Gain (loss) on disposal of fixed assets ...................................         (2)        114           (13)          109
Deferred income tax benefit ...............................................       (288)       (172)         (591)         (609)
Depreciation and amortization .............................................     17,408      18,509        35,258        36,791
Amortization of deferred financing fees ...................................        491         390           886           780
Amortization of deferred subscriber acquisition costs .....................      3,043       2,279         5,922         4,352
Deferred subscriber acquisition costs .....................................     (3,747)     (3,956)       (7,226)       (7,893)
Unearned installment income ...............................................       (319)       (238)         (737)         (332)
Change in certain assets and liabilities, net of business acquisitions
   Decrease (increase) in accounts receivable .............................        (25)      1,879           961         9,612
   Decrease (increase) in inventory .......................................     (1,613)      1,219        (1,670)          220
   Increase (decrease) in accrued interest ................................      1,781       3,990        (2,891)        1,532
   Increase (decrease) in accounts payable ................................        373         449          (962)       (4,326)
   Increase (decrease) in accrued expenses ................................        570        (982)        2,801          (568)
   Increase (decrease) in advance billings ................................       (316)       (406)          422           586
   Other, net .............................................................        300        (552)         (135)          140
                                                                               -------     -------       -------      --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ............................      7,908      13,018        12,576        19,051
                                                                               -------     -------       -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash .................................................         --        (979)           --          (979)
Capital expenditures ......................................................     (8,587)    (10,384)      (18,054)      (21,136)
Proceeds from sale of fixed assets ........................................          5         271            18           280
                                                                               --------    -------       -------      --------
     NET CASH USED IN INVESTING ACTIVITIES ................................     (8,582)    (11,092)      (18,036)      (21,835)
                                                                               --------    -------       -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in book overdrafts ....................................        430       1,057         1,318        (2,227)
Repayments of senior credit facility ......................................     (3,347)     (2,597)       (3,347)       (2,597)
Repayments on revolver ....................................................         --          --       (10,000)           --
Borrowings on revolver ....................................................      4,500          --         8,500         8,500
Issuance of notes payable to a related party ..............................         --          --        10,000            --
Payment of interest rate protection agreement .............................       (372)         --          (372)           --
Repayments of capital lease obligations and other debt ....................       (716)       (503)       (1,373)       (1,081)
Payment of fees associated with the financing .............................        (18)         --        (1,532)           --
                                                                               --------    -------       -------      --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...................       477      (2,043)        3,194         2,595
                                                                               --------    -------       -------      --------

NET DECREASE IN CASH ......................................................       (197)       (117)       (2,266)         (189)

CASH, BEGINNING OF PERIOD .................................................        514       2,940         2,583         3,012

CASH, END OF PERIOD .......................................................    $   317     $ 2,823      $    317      $  2,823
                                                                               =======     =======       =======      ========

Significant non-cash activities:
Equity contribution from Parent ...........................................         --      33,707            --        33,707
Capital lease obligations .................................................        626         356         1,291           469



The Notes are an integral part of these consolidated financial statements.

                                    MUZAK LLC
             CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST
                                   (Unaudited)
                        (in thousands, except for units)




                                                                                         Accumulated
                                                                                            Other             Total
                                                Common Units            Accumulated      Comprehensive       Member's
                                            Units         Dollars         Deficit             Loss           Interest
                                            -----         -------       -----------      -------------       --------
Balance at December 31, 2001                 100          $260,373       $(111,385)         $(2,455)         $146,533

Comprehensive Loss:
   Net loss                                                                 (9,701)                            (9,701)
   Change in unrealized losses on
     derivative                                                                                1,182            1,182
                                                                          --------          --------         --------
Total comprehensive loss                                                    (9,701)            1,182           (8,519)

Financing fees incurred on behalf of
   member                                                     (300)                                              (300)
                                             ---          --------       ---------          -------          --------
Balance at March 31, 2002                    100          $260,073       $(121,086)         $(1,273)         $137,714
                                             ===          ========       =========          =======          ========


Comprehensive Loss:
   Net loss                                                                 (9,748)                            (9,748)
   Change in unrealized losses on
     derivative                                                                               1,179             1,179
                                                                         ---------          -------          --------
Total comprehensive loss                                                    (9,748)           1,179            (8,569)

Financing fees incurred on behalf of
   member                                                      (20)                                               (20)
                                             ---          --------       ---------          -------          --------
Balance at June 30, 2002                     100          $260,053       $(130,834)         $   (94)         $129,125
                                             ===          ========       =========          =======          ========


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

    As of June 30, 2002, ABRY Partners, LLC and its respective affiliates, collectively own approximately 64.2% of the beneficial interests in the Parent's voting interests.

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

     The financial statements as of June 30, 2002 and 2001 and for the three and six months then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year items have been reclassified to conform with the 2002 presentation.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):




                                                                   Useful           June 30,          December 31,
                                                                    Life              2002                2001
                                                                   (years)         (Unaudited)
                                                                 --------------------------------------------------
   Equipment provided to subscribers ..........................      4-6            $ 130,626            $121,084
   Capitalized installation labor .............................       5                54,977              48,802
   Equipment ..................................................      5-7               23,127              21,151
   Other ......................................................     3-30               17,060              16,248
                                                                                    ---------            --------
                                                                                      225,790             207,285
   Less accumulated depreciation .............................                       (112,099)            (89,266)
                                                                                    ---------            --------
                                                                                    $ 113,691            $118,019
                                                                                    =========            ========


     Included in equipment and other at June 30, 2002 and December 31, 2001 is $12.9 million and $11.6 million, respectively, of equipment under capital leases, gross of accumulated depreciation of $8.1 million and $6.6 million, respectively. Depreciation of property and equipment was $11.4 and $23.0 million for the quarter and six months ended June 30, 2002, respectively, and $9.8 million and $19.1 million for the quarter and six months ended June 30, 2001, respectively.

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

     SFAS No. 142 requires that goodwill be tested annually at the reporting unit level for impairment using a two-step process. A reporting unit is the operating segment unless, at businesses one level below the operating segment, discrete financial information is prepared and regularly reviewed by management. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (also measured as of the beginning of the fiscal year in year of transition), if any, and must be completed by the end of the Company's fiscal year. The Company completed its testing of goodwill in accordance with SFAS No. 142 during the quarter ended June 30, 2002. As the fair value of goodwill exceeds the carrying amount of goodwill, the Company did not record an impairment charge. SFAS No. 142 requires goodwill of a reporting unit to be tested for impairment on an annual basis and between annual tests in certain circumstances.

     A detailed determination of the fair value of a reporting unit may be carried forward from one year to the next if the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination, the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based on the analysis and events that have occurred since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote. Based on the most recent fair value determination, the Company has elected to carry forward the detailed determination performed during the second quarter of 2002 to 2003.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unamortized intangible assets consist of the following (in thousands):


                                                      June 30, 2002        December 31, 2001
                                                     Carrying Amount        Carrying Amount
                                                       (unaudited)
                                                  --------------------------------------------
     Goodwill ...................................        $140,805               $137,917
     Trained workforce ..........................              --                  2,868


The following presents net loss exclusive of amortization of goodwill and trained workforce (in thousands):


                                                        For the Quarter Ended June 30,
                                                          2002                2001
                                                   ---------------------------------------
Net Loss ........................................       $ (9,748)           $ (9,505)
Goodwill amortization ...........................             --               1,980
Trained workforce amortization ..................             --                 319
                                                        --------            --------
Net Loss excluding amortization of goodwill .....       $ (9,748)           $ (7,206)
                                                        ========            ========

                                                      For the Six Months Ended June 30,
                                                          2002                2001
                                                   ---------------------------------------
Net Loss ........................................       $(19,449)           $(21,343)
Goodwill amortization ...........................             --               3,964
Trained workforce amortization ..................             --                 638
                                                        --------            --------
Net Loss excluding amortization of goodwill .....       $(19,449)           $(16,741)
                                                        ========            ========


Amortized intangible assets consist of the following (in thousands):



                                                          June 30, 2002                         December 31, 2001
                                                            (unaudited)
                                    Useful      ----------------------------------      ------------------------------------
                                     Life        Gross Carrying      Accumulated         Gross Carrying      Accumulated
                                    (years)          Amount          Amortization            Amount          Amortization
                                   ----------   ----------------------------------      ------------------ -----------------
Income producing contracts ......      12            $153,955          $(40,202)             $154,048         $(33,786)
License agreements ..............      20               5,082              (826)                5,082             (699)
Deferred production costs .......      10               5,181              (946)                4,437             (701)
Trademarks ......................       5              15,111            (9,730)               14,935           (8,219)
Non-compete agreements ..........      3-5             19,983           (16,339)               23,869          (16,560)
Other ...........................      20              10,556            (1,600)               10,778           (1,423)
                                                     --------          --------              --------         --------
                                                     $209,868          $(69,643)             $213,149         $(61,388)
                                                     ========          ========              ========         ========


Aggregate amortization expense was $6.0 million and $12.3 million for the quarter and six months ended June 30, 2002, respectively, and $8.5 million and $17.5 million for the quarter and six months ended June 30, 2001, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

          Fiscal year ending
          ------------------
                 2002 ...............................   $23,163
                 2003 ...............................    18,285
                 2004 ...............................    14,986
                 2005 ...............................    14,150
                 2006 ...............................    14,117

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  DEFERRED CHARGES AND OTHER ASSETS, NET

     Deferred charges and other assets, net, consist of the following (in thousands):


                                                                        June 30, 2002         December 31, 2001
                                                                         (Unaudited)
                                                                        -------------         -----------------
   Subscriber acquisition costs, net ................................      $38,746                 $37,442
   Other ............................................................       11,659                  10,196
                                                                            ------                  ------
                                                                           $50,405                 $47,638
                                                                           =======                 =======


6.  ACCRUED EXPENSES

Accrued expenses are summarized below (in thousands):



                                                                          June 30, 2002         December 31, 2001
                                                                           (Unaudited)
                                                                          -------------         -----------------
   Accrued interest .................................................        $ 3,602                 $ 6,493
   Accrued compensation and benefits ................................          3,909                   3,671
   Licensing  royalties .............................................          5,125                   1,897
   Other ............................................................          9,182                   9,217
                                                                             -------                 -------
                                                                             $21,818                 $21,278
                                                                             =======                 =======

7.  DEBT

     Debt obligations consist of the following (in thousands):



                                                                          June 30, 2002         December 31, 2001
                                                                           (Unaudited)
                                                                          -------------         -----------------
   Related Party Notes ...............................................      $ 10,000                $    --
                                                                            ========                =======

   Long term debt:
     Revolving Loan-Senior Credit Facility ...........................      $ 19,800                $ 21,300
     Senior Credit Facility ..........................................       162,860                 166,207
     Senior Subordinated Notes .......................................       115,000                 115,000
     Other ...........................................................         2,513                   2,552
                                                                            --------                --------
   Total debt obligations ............................................       300,173                 305,059
   Less current maturities ...........................................        (7,152)                 (6,775)
                                                                            --------                --------
                                                                            $293,021                $298,284
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

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In March 2002, the Company entered into the sixth amendment under the Senior Credit Facility, which increased its aggregate revolving loan commitment under the Senior Credit Facility by $20.0 million, for a total commitment of $55.0 million, and amended certain financial covenants and applicable margins.

     As amended in March 2002, indebtedness under the Term Loan A and the Revolving Loans bear interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 2.00% to 3.00% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 3.00% to 4.00%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization, other non cash charges, and certain other items as defined by the agreement) were 2.50% in the case of Alternate Base Rate and 3.50% in the case of LIBOR as of June 30, 2002. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (as described above) plus a margin of 3.5% or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 4.5%. The weighted average rate of interest on the Senior Credit Facility, including the effects of the interest rate swap, if any, was 6.2% and 9.9% at June 30, 2002 and 2001, respectively.

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

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Debt

     The Company has $2.2 million of promissory notes which, with the exception of one, bear interest at 9.887% and mature in November 2016. The Company is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes. This note bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

Liquidity

     The Company's principal sources of funds will continue to be cash flows from operations and borrowings under the senior credit facility. As of June 30, 2002, the Company had outstanding debt of $182.7 million under its senior credit facility, with additional available borrowings of up to $35.0 million. Based upon current and anticipated levels of operations, the Company believes that its cash flows from operations, combined with availability under the senior credit facility, as amended, will be adequate to meet its liquidity needs for the foreseeable future. The Company is continuing its efforts to improve working capital balances, while also implementing additional cost-saving initiatives, such as more efficiently utilizing its capital resources associated with new client locations. Overall, the Company's business plan anticipates continued growth in new client locations and operational improvements. The Company's future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, its dependence on license agreements and other factors that are beyond its control.

Annual Maturities

     Annual maturities of long-term debt obligations are as follows (in thousands):

        2002 ................................................   $  3,388
        2003 ................................................      7,855
        2004 ................................................     27,742
        2005 ................................................     62,733
        2006 ................................................     81,700
        Thereafter ..........................................    126,755

     Total interest paid by the Company on all indebtedness was $4.3 million and $16.6 million for the quarter and six months ended June 30, 2002, respectively and $3.0 million and $13.2 million for the quarter and six months ended June 30, 2001. The weighted average interest rate on all indebtedness was 7.9% and 9.9% as of June 30, 2002 and 2001, respectively.

Interest Rate Protection Programs

     The Company had an interest rate swap agreement which terminated in April 2002. The effect of this agreement on the operating results of the Company was to increase interest expense by $0.4 million and $1.6 million for the quarter and six months ended June 30, 2002, respectively and $0.5 million and $0.8 million for the quarter and six months ended June 30, 2001.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company entered into a three year interest rate cap on April 19, 2002, for which it paid a premium of $0.4 million. The interest rate cap protects the Company against LIBOR increases above 7.25% and is designated as a hedge of interest rates. Accordingly, the derivative will be recognized on the balance sheet at its fair value. The hedge is considered 100% effective for exposures to interest rate fluctuations. As a result of the 100% effectiveness of the hedge, changes in the fair value of the derivative will be recorded in other comprehensive loss. The Company will amortize the premium paid for the cap over the life of the agreement using the caplets approach and any amounts received under the cap will be recorded as a reduction to interest expense. The fair market value of the interest rate cap was $0.3 million as of June 30, 2002. The fair values of interest rate caps are obtained from dealer quotes which represents the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and creditworthiness of the counterparties.

8. Related Party Transactions

     During the six months ended June 30, 2002, the Company incurred fees of $0.2 million under the Management and Consulting Services Agreement with ABRY Partners. Either the Company or ABRY Partners, with the approval of the Board of Directors of the Parent, may terminate the Management Agreement by prior written notice to the other.

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

     As of June 30, 2002, the Parent has obligations of $60.6 million of senior discount notes and mandatorily redeemable preferred units ("preferred units") of $99.9 million. These obligations are not reflected in the Company's accompanying balance sheets or income statements as the Company has no pledge of assets nor guarantee that provides security for the Parent's obligations. Cash interest on the senior discount notes does not accrue until March 15, 2004. Thereafter, cash interest on the senior discount notes will accrue at a rate of 13% per annum and will be payable in arrears on March 15 and September 15 of each year, commencing on September 15, 2004. The preferred units accrue a preferential return of 15% per annum, which is compounded quarterly. The Parent was in default of the unit coverage and total leverage ratio under the Securities Purchase Agreement as of June 30, 2002. As a result of the default, the preferred units will accrue at a preferential return of 17% per annum as long as the default is continuing. The Parent projects that it will be in compliance as of September 30, 2002, and therefore, the preferred units will resume accruing at 15% per annum on October 1, 2002. The preferential return is payable in kind through October 2005, and thereafter the 15% preferential return will be payable in cash or in kind at the Parent's option. The Parent does not have any operations or assets other than its ownership of Muzak. Accordingly, the Parent is dependent on distributions from the Company in order to pay interest beginning in 2004 as discussed above. The Company's senior credit facility and senior subordinated notes indenture impose restrictions on its ability to make distributions to the Parent. The senior credit facility and the senior subordinated notes indenture permit the Company to make payments and distributions to the Parent after September 15, 2004 in an amount sufficient to permit the Parent to make cash interest payments when due, however the senior credit facility requires that certain financial covenant levels be met in order to make such distributions. During the six months ended June 30, 2002, the Company incurred $0.3 million of financing fees in conjunction with an amendment to the manditorily redeemable preferred units agreement on behalf of the Parent. Such payment was recorded as a reduction of the Parent's investment in the Company.

9.  MUZAK FINANCE CORP.

     Muzak Finance Corp. had no operating activities during the six months ended June 30, 2002 and 2001.

                                    MUZAK LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     The industry wide agreement between business music providers and Broadcast Music Inc. ("BMI") expired in December 1993. Since this time the Company has been operating under an interim agreement pursuant to which the Company has continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. The Company is involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable by the Company and its owned operations as well as licensed independent franchisees to BMI. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to June 30, 2002, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. The Company vigorously contests BMI's assessment. The eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. A trial date has not been set.

     The industry wide agreement between business music providers and American Society of Composers, Authors and Publishers ("ASCAP") expired in May 1999. Negotiations between ASCAP and the Company began in June 1999, and the Company has continued to pay ASCAP royalties at the 1999 rates.

     In October 1998, the Digital Millennium Copyright Act was enacted. The Act provides for a statutory license from the copyright owners of master recordings to make and use ephemeral copies of such recordings. Ephemeral copies refer to temporary copies of master sound recordings made to enable or facilitate the digital transmission of such recordings. The Digital Millennium Copyright Act did not specify the rate and terms of the license. As a result, the United States Copyright Office convened a Copyright Arbitration Royalty Panel to recommend an ephemeral royalty rate. In February 2002, the Panel recommended an ephemeral royalty rate of ten percent (10%) of gross proceeds applicable to the use of ephemeral copies. That recommendation was subject to review by the Librarian of Congress, who could have modified or adopted such recommendation.

     In June 2002, the Librarian of Congress published his final decision to adopt the Copyright Arbitration Royalty Panel's recommendation of a ten percent (10%) ephemeral royalty rate, which covers the period from October 1998 through the present. As a result, we are required to remit payment by October 20, 2002 for the above mentioned period.

     With respect to future revenue subject to such ephemeral royalty rate, we believe our exposure is minimal, as we believe our current satellite technologies do not require use of ephemeral copies. Nonetheless, there can be no assurances that the collective for the copyright owners will refrain from investigating or otherwise challenging the applicability of the statute to our satellite technologies.

     During the quarter ended June 30, 2002, the Company increased its estimated reserve for prior period licensing royalties and related expenses by $3.1 million to $4.0 million. This charge is recorded in cost of music and other business services revenues.

Other Commitments

     As of June 30, 2002, the Company has approximately $32.5 million in outstanding capital expenditure commitments over a five year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings for periods ranging from 2 years to 15 years.

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               MUZAK HOLDINGS LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                        June 30,         December 31,
                                                                                          2002               2001
                                                                                      ------------       ------------
                                      ASSETS

Current assets:
     Cash.........................................................................     $     317           $   2,583
     Accounts receivable, net of allowances of $1,731 and $1,943..................        23,353              24,313
     Inventory....................................................................        11,072               9,402
     Prepaid expenses and other assets............................................         2,151               1,441
                                                                                       ---------           ---------
         Total current assets.....................................................        36,893              37,739
Property and equipment, net.......................................................       113,691             118,019
Intangible assets, net............................................................       281,030             292,546
Deferred charges and other assets, net............................................        52,621              50,020
                                                                                       ---------           ---------
         Total assets.............................................................     $ 484,235           $ 498,324
                                                                                       =========           =========

                        LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
     Current maturities of long term debt.........................................     $   7,152           $   6,775
     Current maturities of other liabilities......................................         4,066               4,115
     Accounts payable.............................................................         5,548               5,192
     Accrued expenses.............................................................        21,818              21,278
     Advance billings.............................................................         1,292                 870
                                                                                       ---------           ---------
         Total current liabilities................................................        39,876              38,230
Long-term debt....................................................................       353,598             355,145
Related party notes...............................................................        10,000                  --
Other liabilities.................................................................         9,997              12,895
Commitments and contingencies
Manditorily redeemable preferred units............................................        99,878              92,266
Members' interest:
       Class A units..............................................................       125,697             133,141
       Class B units..............................................................           774               1,263
       Accumulated other comprehensive loss.......................................           (94)             (2,455)
       Accumulated deficit........................................................      (155,491)           (132,161)
                                                                                       ---------           ---------
         Total members' interest..................................................       (29,114)               (212)
                                                                                       ---------           ---------
         Total liabilities and members' interest..................................     $ 484,235           $ 498,324
                                                                                       =========           =========

The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)

                                                                   Quarter Ended                      Six Months Ended
                                                           -----------------------------        ---------------------------
                                                            June 30,            June 30,         June 30,          June 30,
                                                              2002               2001              2002              2001
                                                           ----------          ---------        ---------         ---------
Revenues:
     Music and other business services.................    $   40,406          $  37,113        $  79,946         $  73,931
     Equipment and related services....................        13,663             13,623           25,086            26,773
                                                           ----------          ---------        ---------         ---------
                                                               54,069             50,736          105,032           100,704
Cost of revenues:
     Music and other business services (excluding
       $10,951, $9,268, $21,736 and $17,856 of
       depreciation and amortization expense)..........        10,888              6,894           18,648            14,560
     Equipment and related services....................        11,043             10,016           20,601            18,997
                                                           ----------          ---------        ---------         ---------
                                                               21,931             16,910           39,249            33,557
                                                           ----------          ---------        ---------         ---------
                                                               32,138             33,826           65,783            67,147

Selling, general and administrative expenses...........        17,851             17,128           35,922            35,155
Depreciation and amortization expense..................        17,408             18,509           35,258            36,791
                                                           ----------          ---------        ---------         ---------
         Loss from operations..........................        (3,121)            (1,811)          (5,397)           (4,799)
Other income (expense):
     Interest expense..................................        (9,048)            (9,576)         (18,640)          (20,492)
     Other, net........................................            97                (96)             116              (102)
                                                           ----------          ---------        ---------         ---------
         Loss before income taxes......................       (12,072)           (11,483)         (23,921)          (25,393)
Income tax benefit.....................................          (288)              (172)            (591)             (609)
                                                           ----------          ---------        ---------         ---------
         Net loss......................................    $  (11,784)         $ (11,311)       $ (23,330)        $ (24,784)
                                                           ==========          =========        =========         =========

The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                   Quarter Ended          Six Months Ended
                                                                                --------------------    --------------------
                                                                                June 30,    June 30,    June 30,    June 30,
                                                                                  2002        2001        2002        2001
                                                                                --------    --------    --------    --------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss .................................................................      $(11,784)   $(11,311)   $(23,330)   $(24,784)
Adjustments to derive cash flow from continuing operating activities:
Gain (loss) on disposal of fixed assets ..................................            (2)        114         (13)        109
Deferred income tax benefit ..............................................          (288)       (172)       (591)       (609)
Depreciation and amortization ............................................        17,408      18,509      35,258      36,791
Amortization of senior discount notes ....................................         1,955       1,723       3,717       3,276
Amortization of deferred financing fees ..................................           572         473       1,050         945
Amortization of deferred subscriber acquisition costs ....................         3,043       2,279       5,922       4,352
Deferred subscriber acquisition costs ....................................        (3,747)     (3,956)     (7,226)     (7,893)
Unearned installment income ..............................................          (319)       (238)       (737)       (332)
Change in certain assets and liabilities, net of business acquisitions
   Decrease (increase) in accounts receivable ............................           (25)      1,879         961       9,612
   Decrease (increase) in inventory ......................................        (1,613)      1,219      (1,670)        220
   Increase (decrease) in accrued interest ...............................         1,781       3,990      (2,891)      1,532
   Increase (decrease) in accounts payable ...............................           373         449        (962)     (4,326)
   Increase (decrease) in accrued expenses ...............................           570        (982)      2,801        (568)
   Increase (decrease) in advance billings ...............................          (316)       (406)        422         586
   Other, net ............................................................           300        (552)       (135)        140
                                                                                --------    --------    --------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................         7,908      13,018      12,576      19,051
                                                                                --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash ................................................            --        (979)         --        (979)
Capital expenditures .....................................................        (8,587)    (10,384)    (18,054)    (21,136)
Proceeds from sale of fixed assets .......................................             5         271          18         280
                                                                                --------    --------    --------    --------
     NET CASH USED IN INVESTING ACTIVITIES ...............................        (8,582)    (11,092)    (18,036)    (21,835)
                                                                                --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in book overdrafts ...................................           430       1,057       1,318      (2,227)
Repayments of senior credit facility .....................................        (3,347)     (2,597)     (3,347)     (2,597)
Repayments on revolver ...................................................            --          --     (10,000)         --
Borrowings on revolver ...................................................         4,500          --       8,500       8,500
Issuance of notes payable to a related party .............................            --          --      10,000          --
Payment of interest rate protection agreement ............................          (372)         --        (372)         --
Repayments of capital lease obligations and other debt ...................          (716)       (503)     (1,373)     (1,081)
Payment of fees associated with the financing ............................           (18)         --      (1,532)         --
                                                                                --------    --------    --------    --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITES ..................           477      (2,043)      3,194       2,595
                                                                                --------    --------    --------    --------

NET DECREASE IN CASH .....................................................          (197)       (117)     (2,266)       (189)

CASH, BEGINNING OF PERIOD ................................................           514       2,940       2,583       3,012

CASH, END OF PERIOD ......................................................      $    317    $  2,823    $    317    $  2,823
                                                                                ========    ========    ========    ========

Significant non-cash activities:
Issuance of common stock in connection with conversion of sponsor notes ..            --      35,435          --      35,435
Issuance of common stock in connection with acquisitions .................            --         143          --         143
Capital lease obligations ................................................           626         356       1,291         469

The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
             CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' INTEREST
                                   (Unaudited)
                        (in thousands, except for units)

                                                                                                Accumulated
                                         Class A              Class B                              Other          Total
                                         -------              -------
                                                                                Accumulated    Comprehensive     Members'
                                     Units    Dollars     Units     Dollars      Deficit           Loss          Interest
                                     -----                -----     -------      -------           ----          --------
   Balance, December 31, 2001       132,422   $133,141    10,526    $ 1,263     $ (132,161)      $ (2,455)       $   (212)

Comprehensive loss:
Net loss.........................                                                  (11,546)                       (11,546)
Change in unrealized losses on
derivative.......................                                                       --          1,182           1,182
                                                                                ----------       --------        --------
Total comprehensive loss.........                                                  (11,546)         1,182         (10,364)
Net Issuance (repurchase) of
units............................                            470
Preferred return on preferred
units............................        --     (3,587)       --       (285)            --             --          (3,872)
                                    -------   --------    ------    -------     ----------       --------        --------
     Balance, March 31, 2002        132,422   $129,554    10,996    $   978     $ (143,707)      $ (1,273)       $(14,448)
                                    =======   ========    ======    =======     ==========       ========        ========


Comprehensive loss:
Net loss.........................                                                  (11,784)                       (11,784)
Change in unrealized losses on
derivative.......................                                                       --          1,179           1,179
                                                                                ----------       --------        --------
Total comprehensive loss.........                                                  (11,784)         1,179         (10,605)
Net Issuance (repurchase) of
units............................
Preferred return on preferred
units............................        --     (3,857)       --       (204)            --             --          (4,061)
                                    -------   --------    ------    -------     ----------       --------        --------
     Balance, June 30, 2002         132,422   $125,697    10,996    $   774     $ (155,491)      $    (94)       $(29,114)
                                    =======   ========    ======    =======     ==========       ========        ========

The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    Muzak Holdings LLC and its subsidiaries ("the Company"), a Delaware limited liability company, provides business music programming to clients through its integrated nationwide network of owned operations and franchises.

    As of June 30, 2002, ABRY Partners, LLC and its respective affiliates, collectively own approximately 64.2% of the beneficial interests in the Company's voting interests.

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

    The financial statements as of June 30, 2002 and 2001 and for the three and six months then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year items have been reclassified to conform with the 2002 presentation.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                                   Useful        June 30,          December 31,
                                                                    Life           2002                2001
                                                                   (years)     (Unaudited)
                                                                 ------------------------------------------------
   Equipment provided to subscribers..........................       4-6        $ 130,626           $ 121,084
   Capitalized installation labor.............................        5            54,977              48,802
   Equipment..................................................       5-7           23,127              21,151
   Other......................................................      3-30           17,060              16,248
                                                                                ---------           ---------
                                                                                  225,790             207,285
    Less accumulated depreciation.............................                   (112,099)            (89,266)
                                                                                ---------           ---------
                                                                                $ 113,691           $ 118,019
                                                                                =========           =========

    Included in equipment and other at June 30, 2002 and December 31, 2001 is $12.9 million and $11.6 million, respectively, of equipment under capital leases, gross of accumulated depreciation of $8.1 million and $6.6 million, respectively. Depreciation of property and equipment was $11.4 and $23.0 million for the quarter and six months ended June 30, 2002, respectively, and $9.8 million and $19.1 million for the quarter and six months ended June 30, 2001, respectively.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

    SFAS No. 142 requires that goodwill be tested annually at the reporting unit level for impairment using a two-step process. A reporting unit is the operating segment unless, at businesses one level below the operating segment, discrete financial information is prepared and regularly reviewed by management. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (also measured as of the beginning of the fiscal year in year of transition), if any, and must be completed by the end of the Company's fiscal year. The Company completed its testing of goodwill in accordance with SFAS No. 142 during the quarter ended June 30, 2002. As the fair value of goodwill exceeds the carrying amount of goodwill, the Company did not record an impairment charge. SFAS No. 142 requires goodwill of a reporting unit to be tested for impairment on an annual basis and between annual tests in certain circumstances.

     A detailed determination of the fair value of a reporting unit may be carried forward from one year to the next if the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination, the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based on the analysis and events that have occurred since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote. Based on the most recent fair value determination, the Company has elected to carry forward the detailed determination performed during the second quarter of 2002 to 2003.

Unamortized intangible assets consist of the following (in thousands):

                                                        June 30, 2002        December 31, 2001
                                                       Carrying Amount        Carrying Amount
                                                         (unaudited)
                                                     -------------------------------------------
     Goodwill......................................         $140,805               $137,917
     Trained workforce.............................               --                  2,868

The following presents net loss exclusive of amortization of goodwill and trained workforce (in thousands):

                                                             For the Quarter Ended June 30,
                                                                2002           2001
                                                           ----------------------------------
     Net Loss........................................         $(11,784)      $ (11,311)
     Goodwill amortization...........................               --           1,980
     Trained workforce amortization..................               --             319
                                                              --------       ---------
     Net Loss excluding amortization of goodwill.....         $(11,784)      $  (9,012)
                                                              ========       =========

                                                           For the Six Months Ended June 30,
                                                                2002            2001
                                                           ----------------------------------
     Net Loss ...........................................     $(23,330)      $ (24,784)
     Goodwill amortization ..............................           --           3,964
     Trained workforce amortization .....................           --             638
                                                              --------       ---------
     Net Loss excluding amortization of goodwill ........     $(23,330)      $ (20,182)
                                                              ========       =========

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amortized intangible assets consist of the following (in thousands):

                                                           June 30, 2002                         December 31, 2001
                                    Useful                  (unaudited)
                                                ------------------------------------    ------------------------------------
                                     Life        Gross Carrying      Accumulated         Gross Carrying      Accumulated
                                    (years)          Amount          Amortization            Amount          Amortization
                                   ----------   ------------------------------------    ------------------------------------
Income producing contracts.......      12            $153,955         $(40,202)             $ 154,048         $(33,786)
License agreements...............      20               5,082             (826)                 5,082             (699)
Deferred production costs........      10               5,181             (946)                 4,437             (701)
Trademarks.......................       5              15,111           (9,730)                14,935           (8,219)
Non-compete agreements...........      3-5             19,983          (16,339)                23,869          (16,560)
Other............................      20              10,556           (1,600)                10,778           (1,423)
                                                     --------         ---------              --------         ---------
                                                     $209,868         $(69,643)              $213,149         $(61,388)
                                                     ========         =========              ========         =========

Aggregate amortization expense was $6.0 million and $12.3 million for the quarter and six months ended June 30, 2002, respectively, and $8.5 million and $17.5 million for the quarter and six months ended June 30, 2001, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

        Fiscal year ending
        ------------------
                2002.....................................           $23,163
                2003.....................................            18,285
                2004.....................................            14,986
                2005.....................................            14,150
                2006.....................................            14,117

5.  DEFERRED CHARGES AND OTHER ASSETS, NET

     Deferred charges and other assets, net, consist of the following (in thousands):

                                                                          June 30,              December 31,
                                                                            2002                    2001
                                                                         (Unaudited)
                                                                        --------------         ---------------
   Subscriber acquisition costs, net..............................         $ 38,746                 $ 37,442
   Other..........................................................           13,875                   12,578
                                                                           --------                 --------
                                                                           $ 52,621                 $ 50,020
                                                                           ========                 ========

6.  ACCRUED EXPENSES

Accrued expenses are summarized below (in thousands):

                                                                          June 30, 2002         December 31, 2001
                                                                           (Unaudited)
                                                                        --------------------- --------------------
   Accrued interest...............................................             $ 3,602                 $ 6,493
   Accrued compensation and benefits..............................               3,909                   3,671
   Licensing  royalties...........................................               5,125                   1,897
   Other..........................................................               9,182                   9,217
                                                                               -------                 -------
                                                                               $21,818                 $21,278
                                                                               =======                 =======

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  DEBT

     Debt obligations consist of the following (in thousands):

                                                                           June 30,             December 31,
                                                                            2002                    2001
                                                                         (Unaudited)
                                                                      ------------------      -----------------
   Related Party Notes ..........................................             $ 10,000             $      --
                                                                              ========             =========

   Long term debt:
     Revolving Loan-Senior Credit Facility.......................             $ 19,800             $  21,300
     Senior Credit Facility......................................              162,860               166,207
     Senior Discount Notes.......................................               60,577                56,861
     Senior Subordinated Notes...................................              115,000               115,000
     Other.......................................................                2,513                 2,552
                                                                              --------             ---------
   Total debt obligations........................................              360,750               361,920
   Less current maturities.......................................               (7,152)               (6,775)
                                                                              --------             ---------
                                                                              $353,598             $ 355,145
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

    In March 2002, the Company entered into the sixth amendment under the Senior Credit Facility, which increased its aggregate revolving loan commitment under the Senior Credit Facility by $20.0 million, for a total commitment of $55.0 million, and amended certain financial covenants and applicable margins.

    As amended in March 2002, indebtedness under the Term Loan A and the Revolving Loans bear interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 2.00% to 3.00% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 3.00% to 4.00%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization, other non cash charges, and certain other items as defined by the agreement) were 2.50% in the case of Alternate Base Rate and 3.50% in the case of LIBOR as of June 30, 2002. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (as described above) plus a margin of 3.5% or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 4.5%. The weighted average rate of interest on the Senior Credit Facility, including the effects of the interest rate swap, if any, was 6.2% and 9.9% at June 30, 2002 and 2001, respectively.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Other Debt

    The Company has $2.2 million of promissory notes which, with the exception of one, bear interest at 9.887% and mature in November 2016. The Company is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes. This note bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Liquidity

     The Company's principal sources of funds will continue to be cash flows from operations and borrowings under the senior credit facility. As of June 30, 2002, the Company had outstanding debt of $182.7 million under its senior credit facility, with additional available borrowings of up to $35.0 million. Based upon current and anticipated levels of operations, the Company believes that its cash flows from operations, combined with availability under the senior credit facility, as amended, will be adequate to meet its liquidity needs for the foreseeable future. The Company is continuing its efforts to improve working capital balances, while also implementing additional cost-saving initiatives, such as more efficiently utilizing its capital resources associated with new client locations. Overall, the Company's business plan anticipates continued growth in new client locations and operational improvements. The Company's future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, its dependence on license agreements and other factors that are beyond its control.

Annual Maturities

     Annual maturities of long-term debt obligations are as follows (in thousands):

          2002........................................................  $ 3,388
          2003........................................................    7,855
          2004........................................................   27,742
          2005........................................................   62,733
          2006........................................................   81,700
          Thereafter..................................................  187,332

     Total interest paid by the Company on all indebtedness was $4.3 million and $16.6 million for the quarter and six months ended June 30, 2002 and 2001, respectively and $3.0 million and $13.2 million for the quarter and six months ended June 30, 2001. The weighted average interest rate on all indebtedness was 8.7% and 10.3% as of June 30, 2002 and 2001, respectively.

Interest Rate Protection Programs

     The Company had an interest rate swap agreement which terminated in April 2002. The effect of this agreement on the operating results of the Company was to increase interest expense by $0.4 million and $1.6 million for the quarter and six months ended June 30, 2002, respectively and $0.5 million and $0.8 million for the quarter and six months ended June 30, 2001.

     The Company entered into a three year interest rate cap on April 19, 2002, for which it paid a premium of $0.4 million. The interest rate cap protects the Company against LIBOR increases above 7.25% and is designated as a hedge of interest rates. Accordingly, the derivative will be recognized on the balance sheet at its fair value. The hedge is considered 100% effective for exposures to interest rate fluctuations. As a result of the 100% effectiveness of the hedge, changes in the fair value of the derivative will be recorded in other comprehensive loss. The Company will amortize the premium paid for the cap over the life of the agreement using the caplets approach and any amounts received under the cap will be recorded as a reduction to interest expense. The fair market value of the interest rate cap was $0.3 million as of June 30, 2002. The fair values of interest rate caps are obtained from dealer quotes which represents the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and creditworthiness of the counterparties.

8. Manditorily Redeemable Preferred Units

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

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company was in violation of unit coverage and total leverage ratio under the Securities Purchase Agreement as of June 30, 2002. As a result of the default, the preferred units will accrue at a preferential return of 17% per annum as long as the default is continuing. The Company projects that it will be in compliance as of September 30, 2002, and therefore, the preferred units will resume accruing at 15% per annum on October 1, 2002.

9.   Related Party Transactions

     During the six months ended June 30, 2002, the Company incurred fees of $0.2 million under the Management and Consulting Services Agreement with ABRY Partners. Either the Company or ABRY Partners, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other.

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

10.  MUZAK HOLDINGS FINANCE CORP.

     Muzak Holdings Finance Corp. had no operating activities during the six months ended June 30, 2002 and 2001.

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

     The industry wide agreement between business music providers and Broadcast Music Inc. ("BMI") expired in December 1993. Since this time the Company has been operating under an interim agreement pursuant to which the Company has continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. The Company is involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable by the Company and its owned operations as well as licensed independent franchisees to BMI. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to June 30, 2002, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. The Company vigorously contests BMI's assessment. The eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. A trial date has not been set.

     The industry wide agreement between business music providers and American Society of Composers, Authors and Publishers ("ASCAP") expired in May 1999. Negotiations between ASCAP and the Company began in June 1999, and the Company has continued to pay ASCAP royalties at the 1999 rates.

     In October 1998, the Digital Millennium Copyright Act was enacted. The Act provides for a statutory license from the copyright owners of master recordings to make and use ephemeral copies of such recordings. Ephemeral copies refer to temporary copies of master sound recordings made to enable or facilitate the digital transmission of such recordings. The Digital Millennium Copyright Act did not specify the rate and terms of the license. As a result, the United States Copyright Office convened a Copyright Arbitration Royalty Panel to recommend an ephemeral royalty rate. In February 2002, the Panel recommended an ephemeral royalty rate of ten percent (10%) of gross proceeds applicable to the use of ephemeral copies. That recommendation was subject to review by the Librarian of Congress, who could have modified or adopted such recommendation.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In June 2002, the Librarian of Congress published his final decision to adopt the Copyright Arbitration Royalty Panel's recommendation of a ten percent (10%) ephemeral royalty rate, which covers the period from October 1998 through the present. As a result, we are required to remit payment by October 20, 2002 for the above mentioned period.

     With respect to future revenue subject to such ephemeral royalty rate, we believe our exposure is minimal, as we believe our current satellite technologies do not require use of ephemeral copies. Nonetheless, there can be no assurances that the collective for the copyright owners will refrain from investigating or otherwise challenging the applicability of the statute to our satellite technologies.

     During the quarter ended June 30, 2002, the Company increased its estimated reserve for prior period licensing royalties and related expenses by $3.1 million to $4.0 million. This charge is recorded in cost of music and other business services revenues.

Other Commitments

     As of June 30, 2002, the Company has approximately $32.5 million in outstanding capital expenditure commitments over a five year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings for periods ranging from 2 years to 15 years.

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

Recent Developments

General Business

     In October 1998, the Digital Millennium Copyright Act was enacted. The Act provides for a statutory license from the copyright owners of master recordings to make and use ephemeral copies of such recordings. Ephemeral copies refer to temporary copies of master sound recordings made to enable or facilitate the digital transmission of such recordings. The Digital Millennium Copyright Act did not specify the rate and terms of the license. As a result, the United States Copyright Office convened a Copyright Arbitration Royalty Panel to recommend an ephemeral royalty rate. In February 2002, the Panel recommended an ephemeral royalty rate of ten percent (10%) of gross proceeds applicable to the use of ephemeral copies. That recommendation was subject to review by the Librarian of Congress, who could have modified or adopted such recommendation

     In June 2002, the Librarian of Congress published his final decision to adopt the Copyright Arbitration Royalty Panel's recommendation of a ten percent (10%) ephemeral royalty rate, which covers the period from October 1998 through the present. As a result, we are required to remit payment by October 20, 2002 for the above mentioned period.

     With respect to future revenue subject to such ephemeral royalty rate, we believe our exposure is minimal, as we believe our current satellite technologies do not require use of ephemeral copies. Nonetheless, there can be no assurances that the collective for the copyright owners will refrain from investigating or otherwise challenging the applicability of the statute to our satellite technologies.

     Pan Am Sat announced the successful launch of the Galaxy IIIC satellite on June 15, 2002. Galaxy IIIR, will co-locate with Galaxy IIIC until it is put into service in the fall of 2002. Once the Galaxy IIIC has been successfully put into service, the Company will explore the availability of insurance to cover increased costs in the event of a Galaxy IIIC satellite failure.

                                    MUZAK LLC

     During the first quarter of 2002, the Company increased its aggregate revolver commitments under the Senior Credit Facility by $20.0 million, for a total commitment of $55.0 million. In addition, in March 2002 the existing equity holders, including ABRY Partners LLC, contributed $10.0 million in the form of junior subordinated unsecured notes to the Company. The Company paid $1.5 million in financing fees related to these transactions during the first quarter of 2002. The increased revolver commitment and the $10.0 million from the sponsors enhances the Company's financial flexibility and provides sufficient liquidity to fund its organic business plan for the foreseeable future.

Accounting Developments

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002. SFAS No. 142 requires that goodwill be tested annually at the reporting unit level for impairment using a two-step process. A reporting unit is the operating segment unless, at businesses one level below the operating segment, discrete financial information is prepared and regularly reviewed by management. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The Company completed its testing of goodwill in accordance with SFAS No. 142 during the quarter ended June 30, 2002. As the fair value of goodwill exceeds the carrying amount of goodwill, the Company did not record an impairment charge.

General

     Muzak is the leading provider of business music programming in the United States based on market share. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming.

Results of Operations

     Set forth below are discussions of the results of operations for Muzak LLC for the quarter and six months ended June 30, 2002 compared to the quarter and six months ended June 30, 2001.

Revenues. Revenues were $54.1 million and $50.7 million for the quarters ended June 30, 2002 and 2001, respectively, an increase of 6.6%. Music and other business services revenue increased $3.3 million, or 8.9% in 2002 as compared to the quarter ended June 30, 2001. Revenues for the six months ended June 30, 2002 increased 4.3% to $105.0 million, up $4.3 million from the comparable 2001 period. Music and other business services revenue increased $6.0 million, or 8.1% for the six months ended June 30, 2002 as compared to 2001. The growth in music and other business services revenue is due to an increase in new client locations, offset by a 10.4% churn rate during the twelve months ended June 30, 2002. The 2001 churn rate was higher than historical levels due to more bankruptcies and business closures in our client base. However, our efforts on reducing our client churn rate have contributed to a reduction in our annualized churn rate during the six months ended June 30 of 2002 to 9.9% from 12.4% during the first six months of 2001. During the twelve months ended June 30, 2002, we added, net of churn of both acquisition locations and locations obtained through our sales and marketing efforts, approximately 8,700 Audio Architecture, 3,300 Voice, and 1,400 other locations. Equipment and related services revenue was flat for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 and decreased 6.3% or $1.7 million in 2002 as compared to the six months ended June 30, 2001. This decrease is largely due to a reduction in new store location build outs among our national chains, particularly within the retail sector. We expect that the full year 2002 equipment and related services revenue will be consistent with 2001 levels.

                                    MUZAK LLC

Cost of Revenues. Cost of revenues was $21.9 million and $16.9 million for the quarters ended June 30, 2002 and 2001, respectively, an increase of 29.7%. Cost of revenues increased $5.7 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. During the quarter ended June 30, 2002, the Company increased its reserves for estimated prior period licensing royalties and related expenses by $3.1 million. Excluding this increase in reserve, total cost of revenues as a percentage of revenues was 34.7% and 33.3% for the quarters ended June 30, 2002 and 2001, respectively and 34.4% and 33.3% for the six months ended June 30, 2002 and 2001, respectively. Excluding this increase in reserve, costs of music and other business services revenue as a percentage of music and other business services revenue was 19.2% and 18.6% for the quarters ended June 30, 2002 and 2001 and 19.4% and 19.7% for the six months ended June 30, 2002 and 2001, respectively. The six month improvement in costs of music and other business services revenue is primarily due to the leveraging of fixed costs over a larger client base and labor savings achieved from the use of the Company's Voice website, offset slightly by an increase in licensing royalties and satellite expenses. The increase in the cost of equipment and related services revenues as a percentage of revenues is due to lower equipment and related services revenues together with a relatively fixed technician workforce. The Company has implemented new scheduling software to better manage and utilize its technician workforce. In addition, we experienced an increase in certain technician related costs, such as insurance, contractual union wage increases, and higher fuel and repair costs during the first six months of 2002.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $17.9 million and $17.1 million for the quarters ended June 30, 2002 and 2001, respectively and $35.9 million and $35.2 million for the six months ended June 30, 2002 and 2001, respectively. This slight increase is due to a $0.8 million and $1.6 million increase in amortization of subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses for the quarter and six months ended June 30, 2002 as compared to the 2001 period. This increase is directly related to the increase in music and other business services revenue. Excluding the amortization of subscriber acquisition costs, selling, general, and administrative expenses as a percentage of revenues were 27.4% and 29.3% for the quarters ended June 30, 2002 and 2001, respectively and 28.6% and 30.6% for the six months ended June 30, 2002 and 2001, respectively. This improvement is attributable to the Company's continued focus on controlling expenses, including travel, salaries and other employee related expenses, telephone, and other administrative expenses. The six months ended June 30, 2002 and 2001 include $0.5 million and $0.7 million, respectively, of charges incurred in connection with exploring various financing alternatives.

Depreciation and amortization expenses. Depreciation and amortization was $17.4 million and $18.5 million for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 5.9%. Depreciation and amortization was $35.3 million and $36.8 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of 4.2%. The decrease is due to the adoption of SFAS No. 142 on January 1, 2002. In connection with the adoption, the Company ceased amortization of goodwill on January 1, 2002. During the first six months of 2001, the Company recorded $4.6 million amortization expense related to goodwill and trained workforce. Depreciation was $23.0 million and $19.0 million in the six months ended June 30, 2002 and 2001, respectively. This increase is due to increase in property and equipment in conjunction with Muzak's growth in the number of client locations.

Interest expense. Interest expense was $7.0 million and $7.8 million for the quarters ended June 30, 2002 and 2001, respectively, a decrease of $0.8 million, or 9.8%. Interest expense was $14.8 million and $17.1 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of 13.4%. This decrease is due to lower outstanding debt balances at lower interest rates during the first six months of 2002 as compared to the 2001 comparable period. The effective interest rate for the six months ended June 30, 2002 and 2001 was 8.7% and 9.8%, respectively.

                                    MUZAK LLC

Income tax provision. Income tax benefit was $0.3 million and $0.2 million for the quarters ended June 30, 2002 and 2001, respectively, an increase of 67.4%. Income tax benefit was $0.6 million for the six months ended June 30, 2002 and 2001. Although Muzak is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are corporations. The income tax benefits relate to these corporate subsidiaries.

Net Loss. The combined effect of the foregoing resulted in a net loss of $9.7 million and $19.5 million for the quarter and six months ended June 30, 2002, respectively, compared to a net loss of $9.5 million and $21.3 million for the comparable 2001 period.

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



                                                                  Three Months Ended
                                           --------------------------------------------------------------
                                                   June 30, 2002                      June 30, 2001
                                           -----------------------------      ----------------------------
Net loss ..................................           $ (9,748)                          $ (9,505)
Depreciation and amortization .............             17,408                             18,509
Interest expense, net .....................              6,993                              7,727
Income tax benefit ........................               (288)                              (172)
Non Cash charges (income) .................                (78)                               139
One-time expenses (a) .....................              3,145                                 --
                                                      --------                           --------
Adjusted EBITDA ...........................           $ 17,432                           $ 16,698
                                                      ========                           ========


                                                                   Six Months Ended
                                           ----------------------------------------------------------------
                                                   June 30, 2002                      June 30, 2001
                                           -----------------------------      -----------------------------

Net loss ..................................           $(19,449)                          $(21,343)
Depreciation and amortization .............             35,258                             36,791
Interest expense, net .....................             14,733                             16,978
Income tax benefit ........................               (591)                              (609)
Non Cash charges (income) .................                (90)                               175
One-time expenses (a) .....................              3,684                                675
                                                      --------                           --------
Adjusted EBITDA ...........................           $ 33,545                           $ 32,667
                                                      ========                           ========

(a) One-time expenses were incurred in connection with exploring various financing alternatives and increasing reserves for prior period licensing royalties and related expenses.

     Adjusted EBITDA for the quarter ended June 30, 2002 increased $0.7 million, or 4.4% to $17.4 million from $16.7 million for the quarter ended June 30, 2001. Adjusted EBITDA for the six months ended June 30, 2002 increased $0.9 million or 2.7% as compared to the 2001 period.

                                    MUZAK LLC

Liquidity and Capital Resources

     Sources and Uses. Our principal sources of funds have been cash generated from operations, borrowings under the senior credit facility, and contributions from the sponsors. Our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest and principal payments on our indebtedness. During the six months ended June 30, 2002, $12.6 million of cash was provided by our operating activities, $18.0 million of cash was used in investing activities, and $3.2 million of cash was provided by financing activities. Cash was primarily used during the first six months of 2002 to make investments relating to new client locations and to make interest payments on the senior credit facility.

     We expect that our principal sources of funds will continue to be cash flows from operations and borrowings under the senior credit facility. As of June 30, 2002, we had outstanding debt of $182.7 million under our senior credit facility, with additional available borrowings of up to $35.0 million. Based upon current and anticipated levels of operations, we believe that our cash flows from operations, combined with availability under the senior credit facility, will be adequate to meet our liquidity needs for the foreseeable future. We are continuing our efforts to improve working capital balances, while also implementing additional cost-saving initiatives, such as more efficiently utilizing our capital resources associated with new client locations. Overall, Muzak's business plan anticipates continued growth in new client locations and operational improvements. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control.

     Capital Investments. The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the six months ended June 30, 2002, our total initial investment in new client locations was $22.5 million which was comprised of equipment and installation costs attributable to new client locations of $15.3 million and $7.2 million in sales commissions (included in operating activities in the consolidated statement of cash flows) relating to these new locations. The sales commissions are capitalized in deferred charges and other assets, net and are amortized as a component of selling, general and administrative expenses over the initial contract term of five years. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

     We currently anticipate that our total initial investment in new client locations during 2002 will be approximately $50.0 million including $34.0 million of equipment and installation costs attributable to new client locations, and $16.0 million in sales commissions relating to new client locations. The Company is focused on reducing the initial investment associated with new client locations through the re-use of equipment and efficiencies gained from vendor consolidation and labor management.

     We also invest in property and equipment to be used at our headquarters and within our owned operations. Our investment for such property and equipment for the six months ended June 30, 2002 was approximately $2.0 million, consisting of system upgrades, furniture and fixtures, computers, equipment to replenish the equipment exchange pool relating to our drive-thru systems client locations, and conversions from local broadcast technology to direct broadcast satellite transmission for existing client locations. We anticipate our investment in property and equipment to be used at headquarters, equipment for use in the exchange pool for servicing drive-thru systems client locations, and equipment for conversions will be approximately $4.0 million for 2002.

                                    MUZAK LLC

     Sensitivity to Interest Rate Changes. Due to the variable interest rates under the senior credit facility, we are sensitive to changes in interest rates. A 0.5% increase in each of LIBOR and the Alternate Base Rate (1.87% and 4.75% respectively, at June 30, 2002) would impact interest costs by approximately $0.9 million annually on the senior credit facility. The Company's interest rate swap terminated on April 19, 2002. We entered into an interest rate cap in April 2002 as our senior credit facility requires that we maintain an agreement for 50% of the outstanding balance of the senior credit facility to limit our interest rate exposure. The interest rate cap protects the Company against LIBOR increases above 7.25%. To the extent, LIBOR increased above 7.25%, the Company's exposure to increases would be limited to the unhedged portion of the senior credit facility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     For the period ended June 30, 2002, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K.


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     There have been no material developments in legal proceedings involving the Company since those reported in the Company's Report on Form 10-K for fiscal year ended December 31, 2001.

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

            99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                      MUZAK LLC
                                      MUZAK FINANCE CORP.



                                      By: /s/ William A. Boyd
                                      ---------------------------------
Date:  August 14, 2002                William A. Boyd
                                      Chief Executive Officer
                                      (Principal Executive Officer)





                                      By: /s/ Stephen P. Villa
                                      ---------------------------------
Date:  August 14, 2002                Stephen P. Villa
                                      Chief Financial Officer
                                      (Principal Financial
                                      Officer and Chief
                                      Accounting Officer)